Form 10-Q
period 1996-05-31
RCSB FINANCIAL INC
filed 1996-07-12
CIK 840068

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549


                                  FORM 10-Q


          [  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended: MAY 31, 1996

                                      OR

         [     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _________ to ___________

                      Commission File Number  0-17709


                             RCSB FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                   16-1484699
(State or other jurisdiction of         (I.R.S. employer identification number)
incorporation or organization)


235 EAST MAIN STREET, ROCHESTER, NEW YORK                    14604
 (Address of principal executive offices)                  (Zip Code)


                               (716) 423-7270
             (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES X     NO
                                                   ----     ----

Number of shares of common stock outstanding on June 30, 1996: 11,773,986

                    RCSB FINANCIAL, INC. AND SUBSIDIARIES

                                  FORM 10-Q

                            For the Quarter Ended
                                 May 31, 1996

                                    INDEX



                                                                         Page
                                                                         ----

PART I -    FINANCIAL INFORMATION

ITEM 1 -    FINANCIAL STATEMENTS

            Consolidated Statements of Condition as of
            May 31, 1996 and November 30, 1995                              3

            Consolidated Statements of Income for the three and six
            months ended May 31, 1996 and 1995                              4

            Consolidated Statements of Changes in Shareholders' Equity
            for the three and six months ended May 31, 1996 and 1995        5

            Consolidated Statements of Cash Flows for the six months
            ended May 31, 1996 and  1995                                    6

            Notes to Consolidated Financial Statements                      8

ITEM 2 -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS                                      11


PART II -   OTHER INFORMATION

ITEM 4 -    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            19

ITEM 6 -    EXHIBITS AND REPORTS ON FORM 8-K                               20

SIGNATURES                                                                 21



                          RCSB FINANCIAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CONDITION
                                       (Unaudited)
                                       (thousands)

                                                               MAY 31,       November 30,
                                                                 1996            1995
                                                            --------------  --------------

ASSETS
Cash and due from banks                                     $      73,918   $      78,877
Interest-bearing deposits in banks                                 12,646          15,913
Securities available for sale (cost $22,729 in 1996
  and $85,335 in 1995)                                             20,100          84,128
Securities held to maturity (fair value $1,579,618
  in 1996 and $1,398,727 in 1995)                               1,618,016       1,398,067
Loans receivable:
  Residential mortgage loans                                      828,713         910,891
  Commercial mortgage loans                                        64,478          71,240
  Automobile loans and leases                                     929,073         807,629
  Other consumer and other loans                                   88,862          83,596
  Residential mortgage loans held for sale                        157,376         123,755
                                                            --------------  --------------
     Total loans receivable                                     2,068,502       1,997,111
  Allowance for loan losses                                       (26,867)        (26,091)
                                                            --------------  --------------
     Net loans receivable                                       2,041,635       1,971,020

Premises and equipment                                             31,993          28,896
Federal Home Loan Bank stock                                       38,498          38,498
Loan servicing rights                                             126,875         106,517
Other real estate                                                   5,267           3,965
Other assets                                                       79,736         145,559
                                                            --------------  --------------

       Total assets                                         $   4,048,684   $   3,871,440
                                                            ==============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits                                                    $   2,337,884   $   2,222,970
Borrowings and repurchase agreements with
  Federal Home Loan Bank                                          675,050         674,350
Other repurchase agreements and borrowings                        446,342         295,090
Mortgagors' deposits under escrow agreements                       97,303          77,053
Other liabilities                                                 142,515         226,050
                                                            --------------  --------------

       Total liabilities                                        3,699,094       3,495,513
                                                            --------------  --------------

Commitments and contingent liabilities (see note 3)
SHAREHOLDERS' EQUITY:
  Preferred stock, at par value                                     2,989           2,989
  Common stock, at par value                                       14,209          14,067
  Paid-in capital in excess of par value                          243,076         241,392
  Surplus fund                                                     51,070          51,070
  Undivided profits                                                88,596          76,755
  Loans to employee stock plan                                     (3,611)         (4,371)
  Net unrealized holding loss on securities, net of taxes          (4,892)         (4,985)
  Treasury stock, at cost (1,800 common shares in 1996
     and 44 in 1995)                                              (41,847)           (990)
                                                            --------------  --------------

       Total shareholders' equity                                 349,590         375,927
                                                            --------------  --------------

       Total liabilities and shareholders' equity           $   4,048,684   $   3,871,440
                                                            ==============  ==============



                               RCSB FINANCIAL, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF INCOME
                                            (Unaudited)
                               (thousands, except per share amounts)

                                                  Three Months Ended         Six Months Ended
                                                       May 31,                     May 31,
                                                 1996          1995          1996          1995
                                             ------------  ------------  ------------  ------------
Interest income:
  Interest and fees on loans                 $     44,348  $     41,405  $     87,948  $     80,477
  Interest on mortgage-backed and other
    securities                                     30,098        24,149        57,525        47,173
  Other interest income                                67           268           263           568
                                             ------------  ------------  ------------  ------------

        Total interest income                      74,513        65,822       145,736       128,218
                                             ------------  ------------  ------------  ------------

Interest expense:
  Interest on deposits                             25,103        23,117        50,056        43,914
  Interest on FHLB borrowings and
    repurchase agreements                           9,944         8,935        18,350        19,383
  Interest on other repurchase agreements
    and borrowings                                  6,457         3,874        12,598         4,724
                                             ------------  ------------  ------------  ------------

        Total interest expense                     41,504        35,926        81,004        68,021
                                             ------------  ------------  ------------  ------------

Net interest income                                33,009        29,896        64,732        60,197
  Provision for loan losses                         3,478         1,679         6,220         3,025
                                             ------------  ------------  ------------  ------------

Net interest income after
  provision for loan losses                        29,531        28,217        58,512        57,172
                                             ------------  ------------  ------------  ------------

Noninterest income:
  Mortgage banking                                 12,131         7,616        22,389        14,287
  Retail banking                                    2,711         2,306         5,075         4,585
  Automobile loan banking                           1,116           723         1,585         1,133
  Net securities sale gains                           995            30           995            40
  Other                                                29            11            66            38
                                             ------------  ------------  ------------  ------------

        Total noninterest income                   16,982        10,686        30,110        20,083
                                             ------------  ------------  ------------  ------------

Operating expenses:
  Salaries and benefits                            18,633        13,268        34,318        28,261
  Occupancy                                         5,236         4,691        10,147         9,075
  Deposit insurance                                    51         1,251           169         2,500
  Other                                             8,003         6,932        14,498        13,335
                                             ------------  ------------  ------------  ------------

        Total operating expenses                   31,923        26,142        59,132        53,171
                                             ------------  ------------  ------------  ------------

Income before income taxes                         14,590        12,761        29,490        24,084
  Income tax provision                              5,106         3,445        10,322         6,503
                                             ------------  ------------  ------------  ------------

Net income                                   $      9,484  $      9,316  $     19,168  $     17,581
                                             ============  ============  ============  ============

Net income per common share (fully diluted)  $       0.54  $       0.50  $       1.07  $       0.94
                                             ============  ============  ============  ============

Net income applicable to common shares       $      8,176  $      8,008  $     16,552  $     14,965
                                             ============  ============  ============  ============

Net income per common share (primary)        $       0.63  $       0.57  $       1.24  $       1.07
                                             ============  ============  ============  ============



                      RCSB FINANCIAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
                      (thousands, except per share amounts)


                                                           Three Months Ended
                                                                 May 31,
                                                           1996          1995
                                                       ------------  ------------

Shareholders' equity at beginning of period            $   371,295   $   350,798

Net income                                                   9,484         9,316
Purchase of RCSB common stock                              (27,890)            -
Common stock options exercised                                 990           279
Dividends declared on preferred stock                       (1,308)       (1,308)
Dividends declared on common stock ($0.24 and
   $0.10 per share in 1996 and 1995, respectively)          (3,055)       (1,399)
Loan repayments from employee stock plan                       383           361
Change in net unrealized holding loss on securities,
   net of taxes                                               (309)          669
                                                       ------------  ------------

Shareholders' equity at end of period                  $   349,590   $   358,716
                                                       ============  ============


                                                            Six Months Ended
                                                                 May 31,
                                                           1996          1995
                                                       ------------  ------------

Shareholders' equity at beginning of period            $   375,927   $   346,999


Net income                                                  19,168        17,581
Purchase of RCSB common stock                              (40,857)            -
Common stock options exercised                               1,826           396
Dividends declared on preferred stock                       (2,616)       (2,616)
Dividends declared on common stock ($0.36 and
   $0.20 per share in 1996 and 1995, respectively)          (4,711)       (2,797)
Loan repayments from employee stock plan                       760           716
Change in net unrealized holding loss on securities,
   net of taxes                                                 93        (1,563)
                                                       ------------  ------------

Shareholders' equity at end of period                  $   349,590   $   358,716
                                                       ============  ============


                              RCSB FINANCIAL, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)
                                           (thousands)

                                                                           Six Months Ended
                                                                               May 31,
                                                                        1996            1995
                                                                   --------------  --------------

OPERATING ACTIVITIES:
    Net income                                                     $      19,168   $      17,581
    Adjustments to reconcile net income to net
       cash provided by operating activities:
        Provision for loan losses                                          6,220           3,025
        Depreciation                                                       3,800           2,797
        Amortization of loan servicing rights                              8,021           5,833
        Amortization of intangible assets, hedging gains
          or losses, and securities premiums or discounts                    908              91
        Deferred income tax benefit                                       (1,500)         (4,100)
        Provisions for foreclosed real estate and other
          problem assets                                                       -          (1,135)
        (Gains) losses on the sale of loans, securities
          and other real estate                                             (870)             21
        Increase in mortgage loans held for sale                         (33,621)        (18,762)
        Decrease in other assets                                          66,876             901
        Decrease in accrued expenses                                      (4,795)         (7,072)
        Decrease in loans to employee stock plan                             760             716
                                                                   --------------  --------------

          Net cash provided (used) by operating activities                64,967            (104)
                                                                   --------------  --------------

INVESTING ACTIVITIES:
    Decrease in interest-bearing deposits in banks                         3,267           8,359
    Purchases of:
       Securities held to maturity                                      (358,346)       (161,693)
       Loans                                                                 (92)       (172,560)
       Loan servicing rights, including those on originated loans        (28,379)        (10,393)
       Premises and equipment                                             (6,897)         (2,094)
    Proceeds from sales of:
       Securities available for sale                                      60,517              39
       Other real estate                                                   3,019           4,262
    Principal repayments on:
       Securities available for sale                                       3,114           2,643
       Securities held to maturity                                       139,490          35,597
    Loan originations, net of repayments and other reductions            (47,630)         39,859
    Decrease in FHLB stock                                                     -           8,270
                                                                   --------------  --------------

        Net cash used by investing activities                           (231,937)       (247,711)
                                                                   --------------  --------------


                              RCSB FINANCIAL, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)
                                           (thousands)

                                                                           Six Months Ended
                                                                                May 31,
                                                                         1996            1995
                                                                    --------------  --------------
(Continued)

FINANCING ACTIVITIES:
    Increase in deposits                                                  114,914          49,667
    Increase (decrease) in FHLB borrowings
       and repurchase agreements                                              700        (171,059)
    Increase in other repurchase agreements
       and borrowings                                                     151,252         334,586
    Increase in mortgagors' escrow deposits                                20,250           9,150
    Increase (decrease) in other liabilities                              (80,234)         39,685
    Net proceeds from exercise of stock options                             1,826             396
    Purchase of RCSB common stock                                         (40,857)              -
    Dividends paid on preferred stock                                      (2,616)         (2,616)
    Dividends paid on common stock                                         (3,224)         (2,797)
                                                                    --------------  --------------

        Net cash provided by financing activities                         162,011         257,012
                                                                    --------------  --------------

        Increase (decrease) in cash and cash equivalents                   (4,959)          9,197

Cash and cash equivalents at beginning of period                           78,877          63,702
                                                                    --------------  --------------

Cash and cash equivalents at end of period                          $      73,918   $      72,899
                                                                    ==============  ==============



Supplemental cash flow disclosures:
    Cash paid during the period for:
        Interest                                                    $      81,787   $      66,943
        Income taxes                                                       12,887           8,567

    Additions to other real estate through foreclosure                      4,446           3,544

                    RCSB FINANCIAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)
                                 MAY 31, 1996
                                 (unaudited)

1.  BASIS  OF  PRESENTATION

The accompanying consolidated financial statements, which include the accounts of RCSB Financial, Inc. and its subsidiaries (RCSB or the Company), have been prepared in accordance with the instructions for Form 10-Q, and therefore do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in accordance with generally accepted accounting principles. The financial statements and the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" are prepared under the presumption that the interim consolidated financial statements are read in conjunction with the Company's Annual Report on Form 10-K for the year ended November 30, 1995.

In the opinion of management, the unaudited, consolidated interim financial statements of RCSB Financial, Inc. and subsidiaries reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the statements. The results of operations for the interim periods are not necessarily indicative of the results of operations which may be expected for the entire year. For consistency among the periods presented, certain amounts in the prior year's consolidated financial statements have been reclassified to conform with the 1996 presentation.

2.  ACCOUNTING  CHANGE

RCSB adopted Financial Accounting Standards Board (FASB) Statement No. 114 entitled "Accounting by Creditors for Impairment of a Loan" and Statement No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition
and Disclosures" on December 1, 1995. The statements require that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, based on the loan's observable market price or the fair value of collateral if the loan is collateral dependent. For purposes of Statement 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all contractual interest and principal payments according to the terms of the loan agreement. Implementing the provisions of Statements 114 and 118 had no material impact on the Company's consolidated financial statements on the date of adoption.

Most of RCSB's loan portfolios are excluded from the scope of Statements 114 and 118 because the pronouncements are generally not applicable to large groups of smaller-balance homogeneous loans such as residential mortgage, automobile and other consumer loans. The pronouncement does apply to RCSB's commercial mortgage loan portfolio, from which impaired loans are identified during reviews of loans that (a) are delinquent, (b) have been classified by management or banking regulators or (c) are believed by management to involve potential collectibility concerns. In most cases, the Company measures impairment based on the fair value of loan collateral, minus estimated costs to sell the property. If the measure of an impaired loan is less than the recorded investment in the loan, a valuation allowance is established with a corresponding charge to the provision for loan losses. Charge-offs are recorded when definitive information indicates that collection of the identified impaired amount is doubtful.

At May 31, 1996, RCSB's recorded investment in loans considered impaired totaled $3.8 million, and no allowance for loan losses was required for the identified loans under the provisions of Statements 114 and 118. The average recorded investment in impaired loans during 1996 totaled $5.0 million. Cash receipts on impaired loans are either (a) added to the allowance for loan losses if a previously recorded charge-off has not been recovered, or (b) used to reduce the carrying value of the loan or recognized as interest income, depending upon management's judgment regarding the likelihood of collecting the recorded loan balance. Interest income recognized on impaired loans was less than $0.1 million during the first six months of 1996, none of which was recognized on a cash basis.

3.  CONTINGENCIES

In February 1995, a trust company providing check processing and securities custodial services to the Company's subsidiary, Rochester Community Savings Bank (the Bank), and other financial institutions was seized by state banking regulators due to the trust company's deteriorating financial condition. Subsequently, a liquidation of the trust company was commenced and remains in progress. In connection with services being provided to the Bank, certain cash balances and collateral in the form of securities were maintained with the trust company. In addition, the Bank holds long term investments in the trust company's capital stock and debentures. Under conditions of the seizure and liquidation, cash balances, securities held as collateral and payments on these and other securities totaling approximately $11.5 million were temporarily frozen by the regulators. During May 1996, the banking regulators released to the Bank securities held as collateral and related payments on the securities totaling $9.4 million, and in June 1996, the Bank received an initial settlement of $1.0 million on its remaining assets.

It is not possible to estimate when liquidation of the trust company will be concluded. The Bank's $2.4 million investment in trust company stock and debentures was charged off as expense in 1995, and an allowance of $1.4 million remained at May 31, 1996 to absorb possible losses on its other assets held by the trust company and legal expenses related to the liquidation. Further adjustment of the allowance may be required based on subsequent developments in the liquidation process.

Under pending federal legislation, the Bank may be required to participate in a one-time recapitalization of the Federal Deposit Insurance Corporation's
(FDIC) Savings Association Insurance Fund (SAIF). Although most of the Bank's deposits are insured by the FDIC's Bank Insurance Fund (BIF), approximately $84 million of SAIF-insured deposits held by the Bank would be subject to the one-time assessment, estimated to total $0.7 million. It is uncertain whether this pending legislation will be enacted.

4.  COMMON  STOCK  PURCHASES  AND  PREFERRED  STOCK  REDEMPTION

In May 1996, RCSB completed a previously announced program to purchase 1.8 million shares of the Company's common stock, and the Board of Directors authorized the purchase of an additional 1.7 million common shares at opportune times through November 1996. Under the second program, 635,000 shares were purchased from market sources during June 1996.

RCSB's Board of Directors also approved the redemption of all issued and outstanding shares of the Company's 7% Noncumulative Convertible Perpetual Preferred Stock, Series B, effective July 15, 1996 at a price of $26.225 per share plus accrued and unpaid dividends. Prior to the close of business on July 15, 1996, holders of the Series B Preferred Stock have the option of converting their shares into RCSB common stock at a ratio of 1.5625 shares of common for each Series B share. Based on RCSB's common stock price at June 30, 1996, the Company anticipates that all preferred shareholders will convert their shares into common.

To facilitate the redemption of Series B preferred shares, the declaration of the third quarter common stock dividend was accelerated to May 1996, compared to a June declaration date in the prior year. RCSB declared dividends of $0.12 per common share in December 1995, March 1996 and May 1996, and declared dividends of $0.4375 per Series B preferred share in February and May 1996.

5.  NET  INCOME  PER  SHARE

Primary net income per common share for the three and six months ended May 31, 1996 and 1995 was computed by dividing net income, reduced by preferred stock dividends, by the weighted average number of common shares outstanding during the periods. The weighted average number of common shares outstanding totaled 12,921,063 and 13,994,307 for the three months ended May 31, 1996 and 1995, respectively, and 13,324,966 and 13,982,355 for the six months ended May 31, 1996 and 1995, respectively.

Fully diluted net income per common share for the three and six months ended May 31, 1996 and 1995 was computed by dividing net income by the sum of the weighted average number of common shares outstanding and the common shares that would be issuable if all outstanding preferred shares were converted to common. The weighted average number of common shares utilized in this computation totaled 17,590,969 and 18,666,182 for the three months ended May 31, 1996 and 1995, respectively, and 17,994,894 and 18,654,230 for the six months ended May 31, 1996 and 1995, respectively. There were no materially dilutive common stock equivalents during either period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

RCSB Financial, Inc. and subsidiaries earned net income of $9.5 million or $.54 per share (fully diluted) for the three months ended May 31, 1996, compared to $9.3 million or $.50 per share in the second quarter of 1995. For the first six months of 1996, RCSB's net income totaled $19.2 million or $1.07 per share compared to $17.6 million or $0.94 per share in 1995. While pretax earnings in the second quarter and first six months of 1996 rose by 14.3% and 22.4%, respectively, a higher effective rate of income tax in the current year lessened the increase in net income for the periods. The improvement in pretax earnings was aided by higher levels of net interest income and growth in mortgage banking revenues. Earnings per fully diluted share in the 1996 second quarter and six-month period increased by 8.0% and 13.8%, respectively, reflecting higher net income and the effect of the Company's stock repurchase program.

Second  Quarter  Review

RCSB's net interest income was $33.0 million in the second quarter of 1996, up $3.1 million or 10.4% from 1995. Purchases of mortgage-backed securities during 1996 and the latter half of 1995 and a 19% increase in average automobile loan outstandings produced greater amounts of net interest income, more than offsetting the effect of a narrower average interest rate spread in RCSB's portfolios. Asset growth was funded by additional borrowings and higher levels of customer deposits at the Bank. The Company also utilized borrowings to purchase $41.8 million of RCSB common stock during 1996 and late 1995.

The reduction in RCSB's interest rate spread to 3.25% in 1996 from 3.34% in 1995 resulted from a greater decrease in the average yield on interest-earning assets than in the average rate on interest-bearing liabilities. The spread was affected by a narrowing of the average difference, during the past 18 months, between market interest rates on short-term instruments versus those on longer-term instruments. Because RCSB's assets generally have longer terms to maturity or repricing than its liabilities, the reduction experienced in general marketplace spreads had a downward influence on the Company's interest rate spread. Net interest margin, which is influenced by the interest rate spread and changes in the relationship of interest-earning asset volumes to interest-bearing liability volumes, decreased to 3.52% in 1996 from 3.66% in 1995. RCSB's spread and margin for the second quarter improved, however, from levels experienced earlier in the year partially due to a recent widening in general marketplace spreads.

The following table presents information for the second quarter of 1996 and 1995 regarding interest yields and rates, average earning asset and liability volumes, and the allocation of interest variations between amounts caused by volumes and amounts attributable to rates. No tax equivalent adjustments have been made for minor amounts of tax-exempt income earned by RCSB.



                           AVERAGE BALANCES, YIELDS AND RATES AND CHANGES IN INTEREST INCOME AND EXPENSE
                                                    (dollars in thousands)

                                                       Three Months Ended
                                           MAY 31, 1996                   May 31, 1995
                                 ------------------------------  ------------------------------
                                                                                                   Change
                                  Average               Yield/    Average               Yield/       in        Change due to
                                  Balance    Interest    Rate     Balance    Interest    Rate     Interest    Volume     Rate
                                 ----------  ---------  -------  ----------  ---------  -------  ----------  --------  --------

INTEREST-EARNING
 ASSETS:
 Federal funds and
   interest-bearing  deposits    $   13,064  $      67    2.05%  $   16,446  $     268    6.52%  $    (201)  $   (46)  $  (155)
 Mortgage-backed and
  other securities                1,723,727     30,098    6.98    1,375,153     24,149    7.02       5,949     6,087      (138)
 Loans receivable, net            2,013,599     44,348    8.81    1,872,094     41,405    8.85       2,943     3,117      (174)
                                 ----------  ---------           ----------  ---------           ----------  --------  --------
  Total interest-
    earning assets               $3,750,390     74,513    7.95   $3,263,693     65,822    8.07       8,691     9,158      (467)
                                 ==========  ---------           ==========  ---------           ----------  --------  --------

INTEREST-BEARING
 LIABILITIES:
 Transaction, money market
  and savings deposits           $1,057,130      6,195    2.33   $1,071,668      6,676    2.47        (481)      (90)     (391)
 Term deposits                    1,309,334     18,908    5.74    1,109,713     16,441    5.88       2,467     2,898      (431)
                                 ----------  ---------           ----------  ---------           ----------  --------  --------
   Total deposits                 2,366,464     25,103    4.22    2,181,381     23,117    4.20       1,986     2,808      (822)

 FHLB borrowings
   and repurchase agreements        692,364      9,944    5.71      586,374      8,935    6.05       1,009     1,547      (538)
 Other repurchase agreements
   and borrowings                   456,417      6,457    5.63      243,924      3,874    6.30       2,583     3,054      (471)
                                 ----------  ---------           ----------  ---------           ----------  --------  --------
  Total interest-
    bearing liabilities          $3,515,245     41,504    4.70%  $3,011,679     35,926    4.73%      5,578     7,409    (1,831)
                                 ==========  ---------           ==========  ---------           ----------  --------  --------

Net interest income                          $  33,009                       $  29,896           $   3,113   $ 1,749   $ 1,364
                                             =========                       =========           ==========  ========  ========

Excess of interest-earning
   assets over interest-bearing
   liabilities                   $  235,145                      $  252,014

RATIOS:
 Interest rate spread                                     3.25%                           3.34%
 Net interest margin                                      3.52                            3.66


In the second quarter of 1996, RCSB provided $3.5 million for possible loan losses compared to $1.7 million in 1995. The increased provisions in 1996 were primarily due to growth in the automobile loan portfolio resulting from higher volumes of loan originations in the quarter. The adequacy of the Company's loan loss allowance is evaluated quarterly with consideration given to the status of particular loans, the general risk characteristics of the loan portfolio, historical charge-offs and recoveries, the regulatory environment, current appraisals and economic and market conditions. As of May 31, 1996, RCSB's allowance for loan losses totaled $26.9 million or 102.7% of nonperforming loans, compared to $26.1 million or 106.6% of nonperforming loans at November 30, 1995.

Mortgage banking noninterest income totaled $12.1 million in the second quarter of 1996, compared to $7.6 million in 1995. The increase resulted from higher levels of loan originations and increased loan servicing income generated by American Home Funding, Inc. (AHF), RCSB's mortgage banking subsidiary. Residential mortgage loan originations at AHF were $421.6 million during the second quarter, up 88.2% from $224.0 million in the prior year. The growth in loan servicing income and a related increase in amortization expense for loan servicing rights was driven by continuing purchases of such rights and the retention of servicing rights on originated loans. AHF's portfolio of loans serviced for others increased to $9.4 billion at May 31, 1996, compared to $6.1 billion at May 31, 1995. During 1996, AHF expanded its loan origination capabilities by taking over six loan offices formerly operated by another entity in the states of Alabama, Kansas, Missouri, North Carolina and Texas and opening seven other loan offices in Connecticut, Indiana, New Jersey, New York, North Carolina and Ohio. Current year activity has expanded the scope of AHF's loan origination operations to encompass 52 offices in 15 states.

RCSB's retail banking units generated noninterest income of $2.7 million in the second quarter, up from $2.3 million in 1995. Earnings in this category are derived from fees and service charges collected for various deposit-related activities and revenues from the Company's securities brokerage and insurance sales subsidiaries. The increase was primarily in fees earned by RCSB's securities brokerage subsidiary through sales of variable annuity products.

Noninterest income from automobile loan banking was $1.1 million for the second quarter of 1996, compared to $0.7 million in 1995. Automobile loan banking income represents revenues generated from pools of sold auto loans serviced by RCSB for others. Since no such loans have been sold since mid-1992, there were only $5.7 million of loans being serviced for others at May 31, 1996. The Company's automobile lending business in recent years has been focused mainly on originating and servicing loans for RCSB's auto loan portfolio, which totaled $929.1 million at the end of the second quarter. Noninterest revenues from the sold loan pools included $0.9 million in the second quarter of 1996 and $0.4 million in 1995 resulting from reductions in certain allowances carried by RCSB to cover estimated losses under recourse obligations. Allowances for credit losses on RCSB's portfolio of owned automobile loans are established through charges to the provision for loan losses.

Net gains from securities sales totaled $1.0 million in the 1996 second quarter, while such gains in the 1995 quarter were less than $0.1 million. In 1996, RCSB sold $59.5 million of mortgage-backed securities from the available-for-sale portfolio in response to interest rate-related market opportunities.

Operating expenses in the 1996 second quarter were $31.9 million compared to $26.1 million in the prior year. The increase was primarily attributable to higher variable expenses associated with loan origination and servicing volumes at AHF and American Credit Services Inc. (ACSI), the Company's automobile lending subsidiary, and expenses resulting from recently opened retail banking branches. These costs were partially offset by a substantial reduction in FDIC deposit insurance premiums.

While still below a normal rate of income taxes for RCSB, the Company's effective tax rate increased to 35% in the second quarter of 1996 from 27% in 1995. Reductions in RCSB's deferred tax valuation allowance during both years accounted for the difference from normal rates.

Six  Month  Review

For the first six months of 1996, RCSB's net interest income was $64.7 million, an increase of 7.5% from $60.2 million in the prior year. The increase was largely due to the effects of investing, on average, $475.2 million more in mortgage-backed securities and loans during 1996. Asset growth was funded by the reinvestment of earnings, additional customer deposits and increased borrowings. RCSB's interest rate spread declined to 3.12% in 1996 from 3.39% in 1995, primarily due to a narrowing of general marketplace spreads between short-term and intermediate-term interest rates. A shift of $61.3 million in average deposits from transaction, money market and savings accounts into higher rate term accounts contributed to the reduced interest rate spread. Net interest margin was 3.51% in 1996 compared to 3.74% in 1995.

The following table presents information regarding interest yields and rates, average earning asset and liability volumes, and the allocation of interest variations between amounts caused by volumes and amounts attributable to rates for the six months ended May 31, 1996 and 1995. No tax equivalent adjustments have been made for minor amounts of tax-exempt income earned by RCSB.



                           AVERAGE BALANCES, YIELDS AND RATES AND CHANGES IN INTEREST INCOME AND EXPENSE
                                                    (dollars in thousands)


                                                        Six Months Ended
                                          MAY 31, 1996                    May 31, 1995
                                 ------------------------------  ------------------------------
                                                                                                   Change
                                  Average               Yield/    Average               Yield/       in        Change due to
                                  Balance    Interest    Rate     Balance    Interest    Rate     Interest    Volume     Rate
                                 ----------  ---------  -------  ----------  ---------  -------  ----------  --------  --------

INTEREST-EARNING
 ASSETS:
 Federal funds and
   interest-bearing  deposits    $   13,571  $     263    3.88%  $   18,026  $     568    6.30%  $    (305)  $  (119)  $  (186)
 Mortgage-backed and
  other securities                1,686,146     57,525    6.82    1,346,305     47,173    7.01      10,352    11,624    (1,272)
 Loans receivable, net            1,990,589     87,948    8.84    1,852,747     80,477    8.69       7,471     6,071     1,400
                                 ----------  ---------           ----------  ---------           ----------  --------  --------
  Total interest-
    earning assets               $3,690,306    145,736    7.90   $3,217,078    128,218    7.97      17,518    17,576       (58)
                                 ==========  ---------           ==========  ---------           ----------  --------  --------

INTEREST-BEARING
 LIABILITIES:
 Transaction, money market
  and savings deposits           $1,035,454     12,163    2.35   $1,096,740     13,741    2.51      (1,578)     (749)     (829)
 Term deposits                    1,298,199     37,893    5.84    1,063,000     30,173    5.69       7,720     6,866       854
                                 ----------  ---------           ----------  ---------           ----------  --------  --------
   Total deposits                 2,333,653     50,056    4.29    2,159,740     43,914    4.08       6,142     6,117        25

 FHLB borrowings
   and repurchase agreements        627,520     18,350    5.85      665,844     19,383    5.84      (1,033)   (1,124)       91
 Other repurchase agreements
   and borrowings                   429,458     12,598    5.87      151,964      4,724    6.23       7,874     8,178      (304)
                                 ----------  ---------           ----------  ---------           ----------  --------  --------
  Total interest-
    bearing liabilities          $3,390,631     81,004    4.78%  $2,977,548     68,021    4.58%     12,983    13,171      (188)
                                 ==========  ---------           ==========  ---------           ----------  --------  --------

Net interest income                          $  64,732                       $  60,197           $   4,535   $ 4,405   $   130
                                             =========                       =========           ==========  ========  ========

Excess of interest-earning
   assets over interest-bearing
   liabilities                   $  299,675                      $  239,530

RATIOS:
 Interest rate spread                                     3.12%                           3.39%
 Net interest margin                                      3.51                            3.74


RCSB's provision for loan losses totaled $6.2 million in the first six months of 1996 compared to $3.0 million in 1995. A higher level of automobile loan originations produced an increase in the Company's automobile loan portfolio and a corresponding requirement for additional loan loss allowances.

Mortgage banking noninterest income grew by 56.7% to $22.4 million in 1996 from $14.3 million in the prior year. The increase was attributable to greater loan origination fees and higher levels of loan servicing income, net of additional amortization expense for loan servicing rights. Residential mortgage originations at AHF totaled $748.8 million during the first six months of 1996, up 89.3% from $395.6 million of originations in 1995.

Retail banking noninterest income totaled $5.1 million in 1996, up from $4.6 million in 1995 primarily due to increased revenues from the Company's securities brokerage subsidiary and slightly higher fees and service charges from deposit related activities. Lower 1996 earnings from RCSB's insurance sales subsidiary reflect reduced demand, in the current rate environment, for fixed-rate annuity products.

Noninterest income from automobile loan banking was $1.6 million in 1996 compared to $1.1 million in 1995. The increase was the net result of a reduced requirement for sold loan loss allowances, offset in part by a decline in revenue from servicing loans for others. RCSB has continued to retain recently originated auto loans in its portfolio, and loans serviced for others total only $5.7 million.

Operating expenses incurred during the first six months of 1996 totaled $59.1 million compared to $53.2 million in the prior year. Higher variable expenses at AHF and ACSI, resulting from an increase in loan origination volumes and loans serviced, and the costs associated with several new retail banking branches were partially offset by a reduction in FDIC deposit insurance premiums.

The Company's effective tax rate was 35% in 1996 compared to 27% in 1995, reflecting reductions in the deferred tax valuation allowance during both years.


FINANCIAL  CONDITION

At May 31, 1996, RCSB's total assets were $4.05 billion, compared to $3.87 billion at November 30, 1995. Loans at the end of the second quarter totaled $2.04 billion, compared to $1.97 billion at November 30, 1995. Loan growth during the first six months of 1996 occurred primarily in the automobile loan portfolio which increased to $929.1 million at May 31, 1996, compared to $807.6 million at the end of the 1995 fiscal year. Automobile loan originations were $181.1 million in the 1996 second quarter and $322.3 million in the first six months, up from $105.2 million and $167.8 million, respectively, in the prior year periods.

Securities held to maturity increased to $1.62 billion at May 31, 1996, compared to $1.40 billion at November 30, 1995 as the result of purchasing $358.3 million of mortgage-backed securities during the year. Deposits increased to $2.34 billion at May 31, 1996, up from $2.22 billion at November 30, 1995. Federal Home Loan Bank borrowings, repurchase agreements and other borrowings totaled $1.12 billion at May 31, 1996, compared to $969.4 million at November 30, 1995.

The Company's one-year interest rate sensitivity gap was liability sensitive to the extent of 6.2% of total assets at May 31, 1996, compared to 3.9% at November 30, 1995 and 6.1% at May 31, 1995. Shareholders' equity totaled $349.6 million or $20.47 per common share on a fully diluted basis at May 31, 1996, compared to $375.9 million or $20.11 per common share at November 30, 1995. Equity per common share is computed as if all convertible preferred shares were converted to common. The decline in shareholders' equity resulted from ongoing purchases of RCSB common stock through the Company's stock repurchase program.

In May 1996, RCSB completed a previously announced program to purchase 1.8 million shares of the Company's common stock, and the Board of Directors authorized the purchase of an additional 1.7 million common shares at opportune times through November 1996. Under the second program, 635,000 shares were purchased from market sources during June 1996. Equity was 8.63% of assets at the end of the second quarter of 1996, compared to 9.71% at November 30, 1995.

RCSB's Board of Directors also approved the redemption of all issued and outstanding shares of the Company's 7% Noncumulative Convertible Perpetual Preferred Stock, Series B, effective July 15, 1996 at a price of $26.225 per share plus accrued and unpaid dividends. Prior to the close of business on July 15, 1996, holders of the Series B Preferred Stock have the option of converting their shares into RCSB common stock at a ratio of 1.5625 shares of common for each Series B share. Based on RCSB's common stock price at June 30, 1996, the Company anticipates that all preferred shareholders will convert their shares into common.

To facilitate the redemption of Series B preferred shares, the declaration of the third quarter common stock dividend was accelerated to May 1996, compared to a June declaration date in the prior year. RCSB declared dividends of $0.12 per common share in December 1995, March 1996 and May 1996, and declared dividends of $0.4375 per Series B preferred share in February and May 1996.

In accordance with requirements of the FDIC and the New York State Banking Department, the Company's subsidiary, Rochester Community Savings Bank, must meet certain measures of capital adequacy with respect to leverage and risk-based capital. At March 31, 1996, the most recent FDIC reporting date, the Bank's capital ratios were in excess of required levels as shown in the table below.


                            CAPITAL ADEQUACY
                             March 31, 1996


                                 Actual   Required   Excess
                                 -------  ---------  -------


Core (Tier 1) leverage capital     8.78%      4.00%    4.78%

Risk-Based capital:
          Core (Tier 1) capital   12.96       4.00     8.96
          Total capital           13.94       8.00     5.94




Allowance  for  Loan  Losses  and  Nonperforming  Assets

The determination of the allowance for loan losses is based on ongoing analyses of the loan portfolio and reflects an amount which, in management's judgment, is adequate to provide for potential losses. While management used all currently available information to determine the adequacy of the allowance, future additions may be necessary based on changes in economic and market conditions and specific borrower situations. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Company's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available at the time of their examinations. RCSB's allowance for loan losses at May 31, 1996 equaled 102.7% of nonperforming loans, which exceeded the average of approximately 62% for all publicly-held thrifts as of March 31, 1996, the most recent date for which such information is available. Activity in RCSB's loan loss allowance during the first six months of 1996 and 1995 is presented below.

                          ALLOWANCE FOR LOAN LOSSES
                                 (thousands)

                                           Six Months Ended
                                                May 31,
                                   ----------------------------------
                                         1996              1995
                                   ----------------  ----------------


Beginning balance                  $        26,091   $        26,225
Provision for loan losses                    6,220             3,025
Loans charged off                           (8,090)           (7,399)
Loan recoveries                              2,646             1,829
                                   ----------------  ----------------
Ending balance                     $        26,867   $        23,680
                                   ================  ================


The Company defines nonperforming assets to include nonaccrual loans, loans past due 90 days and accruing, restructured loans and other real estate. Total nonperforming assets at May 31, 1996 were $31.4 million compared to $28.4 million at November 30, 1995, remaining at less than 1% of total assets during the year to date. The increase in nonperforming assets in the first six months of 1996 reflects the growth in RCSB's loan portfolio and a recent slowing noted nationally in the repayment of consumer debt. The following table summarizes nonperforming assets as of the end of the second quarter and prior year.

                        NONPERFORMING ASSETS
                       (dollars in thousands)


                                         MAY 31,       November 30,
                                           1996            1995
                                      --------------  --------------

Nonaccrual loans                      $      22,372   $      21,789
Loans past due 90 days and accruing           3,790           2,689
                                      --------------  --------------
  Total nonperforming loans                  26,162          24,478
Other real estate, net of allowances          5,267           3,965
                                      --------------  --------------
  Total nonperforming assets          $      31,429   $      28,443
                                      ==============  ==============
Nonperforming loans as a percent of
  total loans                                  1.26%           1.23%

Nonperforming assets as a percent of
  total assets                                 0.78%           0.73%

                    RCSB FINANCIAL, INC. AND SUBSIDIARIES

                        PART II - OTHER INFORMATION


ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The Annual Meeting of Shareholders of RCSB Financial, Inc. was held on April 10, 1996. Of the 13,607,170 shares eligible to vote at the annual meeting, 11,073,057 shares were represented in person or by proxy for the election of directors and appointment of independent auditors and 10,823,190 shares for approval of the 1996 Non-Employee Director Stock Plan. The following is a summary of matters voted upon at the meeting.


                                                      Number of Votes
                                        ---------------------------------------------
                                                                 Broker
                                           For      Withheld    Non-Votes
                                        ----------  ---------  -----------

Nominees for Director for Three-
Year Term Expiring in 1999:

   Bruce B. Bates                       10,906,396    166,661       76,645
   Karen Noble Hanson                   10,896,360    176,697       76,645
   Salvatore R. Martoche                10,900,026    173,031       76,645
   Michael P. Morley                    10,895,128    177,929       76,645

Nominee for Director for One-
Year Term Expiring in 1997:

   Leonard Schutzman                    10,900,498    172,559       76,645


                                                                              Broker
                                            For     Against   Abstentions  Non-Votes
                                        ----------  ---------  -----------  ---------

Approval of the Company's 1996
Non-Employee   Director  Stock
Plan    and     Approval    of
Conforming Amendments  to  the
1992 Stock-Based  Compensation
Plan and Non-Employee Director
Deferred   Compensation   Plan           9,343,681  1,302,429      177,080    326,512

Ratification of Appointment of
KPMG  Peat  Marwick   LLP   as
Independent Auditors                    10,921,547    117,590       33,920     76,645

ITEM  6.          EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (A) Exhibits


           Exhibit
           Number                      Document

                  Compensatory plans or arrangements:

             10.1      Non-Employee Director Stock Plan of RCSB Financial, Inc.

             10.2 Non-Employee Director Deferred Compensation Plan of RCSB Financial, Inc.

             10.3 Amendment to the Rochester Community Savings Bank 1992 Stock Based Compensation Plan, dated November 22, 1995

                       *****************************

             27        Article  9  Financial  Data  Schedule


     (B) Reports  on  Form  8-K

           None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             RCSB FINANCIAL, INC.
                                             --------------------
                                                 (registrant)




    July 11, 1996                            /s/ Leonard S. Simon
    -------------                            --------------------
         Date                                Leonard S. Simon
                                             Chairman of the Board, President
                                             and Chief Executive Officer


    July 11, 1996                            /s/ Paul R. Wuest
    -------------                            -----------------
         Date                                Paul R. Wuest
                                             Senior Vice President and
                                             Chief Financial Officer

                                EXHIBIT INDEX
                                -------------

         Regulation
         S-K Exhibit
         Number                    Document
         ------                    --------
         10.1            Non-Employee Director Stock Plan of RCSB Financial,
                         Inc.

         10.2 Non-Employee Director Deferred Compensation Plan of RCSB Financial, Inc.

         10.3 Amendment to the Rochester Community Savings Bank 1992 Stock Based Compensation Plan, dated November 22, 1995

         27              Article 9 Financial Data Schedule