Form 10-Q
period 1996-08-31
RCSB FINANCIAL INC
filed 1996-10-11
CIK 840068

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q


           [  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended: AUGUST 31, 1996

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

Number of shares of common stock outstanding on September 30, 1996: 15,385,719

                    RCSB FINANCIAL, INC. AND SUBSIDIARIES

                                  FORM 10-Q

                            For the Quarter Ended
                               August 31, 1996

                                    INDEX

                                                                          Page
                                                                          ----

PART I -    FINANCIAL INFORMATION

ITEM 1 -    FINANCIAL STATEMENTS

            Consolidated Statements of Condition as of
            August 31, 1996 and November 30, 1995                            3

            Consolidated Statements of Income for the three and nine
            months ended August 31, 1996 and 1995                            4

            Consolidated Statements of Changes in Shareholders' Equity
            for the three and nine months ended August 31, 1996 and 1995     5

            Consolidated Statements of Cash Flows for the nine months
            ended August 31, 1996 and 1995                                   6

            Notes to Consolidated Financial Statements                       8

ITEM 2 -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS                                       11


PART II -   OTHER INFORMATION

ITEM 6 -    EXHIBITS AND REPORTS ON FORM 8-K                                20

SIGNATURES                                                                  21



                           RCSB FINANCIAL, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CONDITION
                                        (Unaudited)
                                        (thousands)

                                                                AUGUST 31,     November 30,
                                                                   1996            1995
                                                              --------------  --------------

ASSETS
Cash and due from banks                                       $      78,661   $      78,877
Interest-bearing deposits in banks                                   10,707          15,913
Securities available for sale, at fair value (cost $21,411
  in 1996 and $85,335 in 1995)                                       18,943          84,128
Securities held to maturity, at cost (fair value $1,567,718
  in 1996 and $1,398,727 in 1995)                                 1,604,141       1,398,067
Loans receivable:
  Residential mortgage loans                                        790,204         910,891
  Automobile loans and leases                                       953,297         807,629
  Commercial mortgage loans                                          64,033          71,240
  Other consumer and other loans                                     87,363          83,596
  Residential mortgage loans held for sale                          152,740         123,755
                                                              --------------  --------------
     Total loans receivable                                       2,047,637       1,997,111
  Allowance for loan losses                                         (28,036)        (26,091)
                                                              --------------  --------------
     Net loans receivable                                         2,019,601       1,971,020

Premises and equipment                                               34,546          28,896
Federal Home Loan Bank stock                                         40,713          38,498
Loan servicing rights                                               111,744         106,517
Other real estate                                                     6,302           3,965
Other assets                                                         81,397         145,559
                                                              --------------  --------------

        Total assets                                          $   4,006,755   $   3,871,440
                                                              ==============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits                                                      $   2,353,196   $   2,222,970
Borrowings and repurchase agreements with
  Federal Home Loan Bank                                            616,856         674,350
Other repurchase agreements and borrowings                          467,257         295,090
Mortgagors' deposits under escrow agreements                        111,810          77,053
Other liabilities                                                   140,191         226,050
                                                              --------------  --------------

        Total liabilities                                         3,689,310       3,495,513
                                                              --------------  --------------

Commitments and contingent liabilities (see note 3)
SHAREHOLDERS' EQUITY:
  Preferred stock, at par value                                           -           2,989
  Common stock, at par value                                         15,386          14,067
  Paid-in capital in excess of par value                            159,188         241,392
  Surplus fund                                                       51,070          51,070
  Undivided profits                                                  99,653          76,755
  Loans to employee stock plan                                       (3,358)         (4,371)
  Net unrealized holding loss on securities, net of taxes            (4,494)         (4,985)
  Treasury stock, at cost (44 shares in 1995)                             -            (990)
                                                              --------------  --------------

        Total shareholders' equity                                  317,445         375,927
                                                              --------------  --------------

        Total liabilities and shareholders' equity            $   4,006,755   $   3,871,440
                                                              ==============   =============


                               RCSB FINANCIAL, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF INCOME
                                            (Unaudited)
                               (thousands, except per share amounts)

                                                 Three Months Ended          Nine Months Ended
                                                     August 31,                  August 31,
                                                 1996          1995          1996          1995
                                             ------------  ------------  ------------  ------------

Interest income:
  Interest and fees on loans                 $     44,713  $     45,184  $    132,661  $    125,661
  Interest on mortgage-backed and other
     securities                                    29,440        26,718        86,965        73,891
  Other interest income                               289           268           552           836
                                             ------------  ------------  ------------  ------------

        Total interest income                      74,442        72,170       220,178       200,388
                                             ------------  ------------  ------------  ------------

Interest expense:
  Interest on deposits                             25,903        24,159        75,959        68,073
  Interest on FHLB borrowings and
    repurchase agreements                           9,760        10,300        28,110        29,683
  Interest on other repurchase agreements
    and borrowings                                  6,154         6,308        18,752        11,032
                                             ------------  ------------  ------------  ------------

        Total interest expense                     41,817        40,767       122,821       108,788
                                             ------------  ------------  ------------  ------------

Net interest income                                32,625        31,403        97,357        91,600
  Provision for loan losses                         3,104         2,083         9,324         5,108
                                             ------------  ------------  ------------  ------------

Net interest income after
  provision for loan losses                        29,521        29,320        88,033        86,492
                                             ------------  ------------  ------------  ------------

Noninterest income:
  Mortgage banking                                 14,234        10,869        36,623        25,156
  Retail banking                                    2,538         2,404         7,613         6,989
  Automobile loan banking                           1,024           592         2,609         1,725
  Net securities sale gains                           257             -         1,252            40
  Other                                                10            16            76            54
                                             ------------  ------------  ------------  ------------

        Total noninterest income                   18,063        13,881        48,173        33,964
                                             ------------  ------------  ------------  ------------

Operating expenses:
  Salaries and benefits                            19,175        17,078        53,493        45,339
  Occupancy                                         4,159         3,864        14,306        12,939
  Deposit insurance                                    48         1,261           217         3,761
  Other                                             8,232         8,184        22,730        21,519
                                             ------------  ------------  ------------  ------------

        Total operating expenses                   31,614        30,387        90,746        83,558
                                             ------------  ------------  ------------  ------------

Income before income taxes                         15,970        12,814        45,460        36,898
  Income tax provision                              4,998         3,090        15,320         9,593
                                             ------------  ------------  ------------  ------------

Net income                                   $     10,972  $      9,724  $     30,140  $     27,305
                                             ============  ============  ============  ============

Net income per common share (fully diluted)  $       0.69  $       0.52  $       1.74  $       1.46
                                             ============  ============  ============  ============

Net income applicable to common shares       $     10,988  $      8,416  $     27,540  $     23,381
                                             ============  ============  ============  ============

Net income per common share (primary)        $       0.80  $       0.60  $       2.05  $       1.67
                                             ============  ============  ============  ============



                      RCSB FINANCIAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
                      (thousands, except per share amounts)


                                                           Three Months Ended
                                                               August 31,
                                                           1996          1995
                                                       ------------  ------------

Shareholders' equity at beginning of period            $    349,590   $   358,716

Net income                                                   10,972         9,724
Purchase of RCSB common stock                               (43,919)            -
Redemption of RCSB preferred stock                              (18)            -
Common stock options exercised                                   84           592
Dividends declared on preferred stock                            16        (1,308)
Dividends declared on common stock ($0.10 per share
   in 1995) (see note 4)                                         69        (1,401)
Loan repayments from employee stock plan                        253           368
Change in net unrealized holding loss on securities,
   net of taxes                                                 398           707
                                                       -------------  ------------

Shareholders' equity at end of period                  $    317,445   $   367,398
                                                       =============  ============


                                                            Nine Months Ended
                                                               August 31,
                                                           1996          1995
                                                       -------------  ------------

Shareholders' equity at beginning of period            $    375,927   $   346,999


Net income                                                   30,140        27,305
Purchase of RCSB common stock                               (84,776)            -
Redemption of RCSB preferred stock                              (18)            -
Common stock options exercised                                1,910           988
Dividends declared on preferred stock                        (2,600)       (3,924)
Dividends declared on common stock ($0.36 and
   $0.30 per share in 1996 and 1995, respectively)           (4,642)       (4,198)
Loan repayments from employee stock plan                      1,013         1,083
Change in net unrealized holding loss on securities,
    net of taxes                                                491          (855)
                                                       -------------  ------------

Shareholders' equity at end of period                  $    317,445   $   367,398
                                                       =============  ============


                                RCSB FINANCIAL, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)
                                             (thousands)

                                                                            Nine Months Ended
                                                                               August 31,
                                                                         1996              1995
                                                                   ----------------  ----------------

OPERATING ACTIVITIES:
    Net income                                                     $        30,140   $        27,305
    Adjustments to reconcile net income to net
       cash provided by operating activities:
        Provision for loan losses                                            9,324             5,108
        Depreciation                                                         4,755             3,872
        Amortization of loan servicing rights                               10,508             8,494
        Amortization of intangible assets, hedging gains
          or losses, and securities premiums or discounts                    3,315              (296)
        Deferred income tax benefit                                         (1,800)           (6,100)
        Decrease in allowance for foreclosed real estate                         -            (1,307)
        (Gains) losses on the sale of loans, securities, loan
          servicing rights and other real estate                            (3,216)              109
        Increase in mortgage loans held for sale                           (28,985)          (57,804)
        (Increase) decrease in other assets                                 63,459            (4,184)
        Increase in accrued expenses                                           635               630
        Decrease in loans to employee stock plan                             1,013             1,083
                                                                   ----------------  ----------------

          Net cash provided (used) by operating activities                  89,148           (23,090)
                                                                   ----------------  ----------------

INVESTING ACTIVITIES:
    Decrease in interest-bearing deposits in banks                           5,206            11,611
    Purchases of:
       Securities available for sale                                       (17,921)                -
       Securities held to maturity                                        (401,644)         (301,152)
       Loans                                                                   (92)         (181,108)
       Loan servicing rights, including those on originated loans          (39,440)          (26,585)
       Premises and equipment                                              (10,405)           (5,171)
    Proceeds from sales of:
       Securities available for sale                                        78,698                39
       Loan servicing rights                                                26,029                 -
       Other real estate                                                     5,330             7,547
    Principal repayments on:
       Securities available for sale                                         3,705             2,643
       Securities held to maturity                                         197,090            75,307
    Loan originations, net of repayments and other reductions              (36,735)           69,929
    (Increase) decrease in FHLB stock                                       (2,215)            2,260
                                                                   ----------------  ----------------

        Net cash used by investing activities                             (192,394)         (344,680)
                                                                   ----------------  ----------------



                                 RCSB FINANCIAL, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)
                                              (thousands)

                                                                              Nine Months Ended
                                                                                 August 31,
                                                                           1996              1995
                                                                     ----------------  ----------------
(Continued)

FINANCING ACTIVITIES:
    Increase in deposits                                                     130,226            86,331
    Decrease in FHLB borrowings
       and repurchase agreements                                             (57,494)         (174,289)
    Increase in other repurchase agreements
       and borrowings                                                        172,167           419,251
    Increase in mortgagors' escrow deposits                                   34,757            29,209
    Increase (decrease) in other liabilities                                 (85,192)           31,248
    Net proceeds from exercise of stock options                                1,910               988
    Purchase of RCSB common stock                                            (84,776)                -
    Redemption of preferred stock                                                (18)                -
    Dividends paid on preferred stock                                         (3,908)           (3,924)
    Dividends paid on common stock                                            (4,642)           (4,198)
                                                                     ----------------  ----------------

        Net cash provided by financing activities                            103,030           384,616
                                                                     ----------------  ----------------

        Increase (decrease) in cash and cash equivalents                        (216)           16,846

Cash and cash equivalents at beginning of period                              78,877            63,702
                                                                     ----------------  ----------------

Cash and cash equivalents at end of period                           $        78,661   $        80,548
                                                                     ================  ================



Supplemental cash flow disclosures:
    Cash paid during the period for:
        Interest                                                    $       121,455   $       106,668
        Income taxes                                                         17,749            13,955

    Additions to other real estate through foreclosure                        7,828             4,806

    Conversion of 7% Series B preferred stock
       to common stock                                                       71,394                 -


                     RCSB FINANCIAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (condensed)
                               AUGUST 31, 1996
                                 (unaudited)

1.  BASIS OF PRESENTATION

The accompanying consolidated financial statements, which include the accounts of RCSB Financial, Inc. and its subsidiaries (RCSB or the Company), have been prepared in accordance with the instructions for Form 10-Q, and therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in accordance with generally accepted accounting principles. The financial statements and the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" are prepared under the presumption that the interim consolidated financial statements are read in conjunction with the Company's Annual Report on Form 10-K for the year ended November 30, 1995.

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

At August 31, 1996, RCSB's recorded investment in loans considered impaired totaled $3.8 million, and no allowance for loan losses was required for the identified loans under the provisions of Statements 114 and 118. The average recorded investment in impaired loans during 1996 totaled $4.6 million. Cash receipts on impaired loans are either (a) added to the allowance for loan losses if a previously recorded charge-off has not been recovered, or (b) used to reduce the carrying value of the loan or recognized as interest income, depending upon management's judgment regarding the likelihood of collecting the recorded loan balance. Interest income recognized on impaired loans was less than $0.1 million during the first nine months of 1996, none of which was recognized on a cash basis.

In late September 1996, the Company was notified by a commercial real estate borrower that scheduled payments under a $6.2 million loan agreement would not be made due to cash flow shortfalls being experienced in operating the underlying property, a warehouse facility. Through the end of August 1996, payments had been made according to the terms of the loan. While RCSB is in the early stages of evaluating alternatives for collecting or otherwise realizing its investment in the loan, the Company considers its loan loss allowance adequate to absorb any loss that may result. The Company discontinued the accrual of interest on the loan in September.

3.  CONTINGENCIES

In February 1995, a trust company providing check processing and securities custodial services to the Company's subsidiary, Rochester Community Savings Bank (the Bank), and other financial institutions was seized by state banking regulators due to the trust company's deteriorating financial condition. Subsequently, a liquidation of the trust company was commenced and remains in progress. In connection with services being provided to the Bank, certain cash balances and collateral in the form of securities were maintained with the trust company. Under conditions of the seizure and liquidation, cash balances, securities held as collateral and payments on these and other securities totaling approximately $11.5 million were temporarily frozen by the regulators. During May 1996, the banking regulators released to the Bank securities held as collateral and related payments on the securities totaling $9.4 million, and in June 1996, the Bank received an initial settlement of $1.0 million on its remaining assets. The Bank's $2.4 million investment in trust company stock and debentures was charged off as expense in 1995, and an allowance of $1.1 million remained at August 31, 1996.

Under federal legislation enacted on September 30, 1996, the Bank is required to participate in recapitalizing the Federal Deposit Insurance Corporation's
(FDIC) Savings Association Insurance Fund (SAIF). While most of the Bank's deposits are insured through the FDIC's Bank Insurance Fund (BIF), approximately $89 million are insured through the SAIF and are subject to an assessment of approximately $0.5 million. The cost of the assessment was charged against earnings in September 1996.

4.  CERTAIN COMMON AND PREFERRED STOCK TRANSACTIONS

In July 1996, RCSB completed previously announced programs for the purchase of its common shares through market sources. During 1996 the Company acquired
3.5 million shares for $84.8 million.

In May 1996, the Company announced it would redeem all outstanding convertible preferred stock at the close of business on July 15, 1996 for $26.225 per share plus accrued dividends. Alternatively, preferred shareholders could convert their stock to common shares at any time prior to the redemption at a ratio of 1.5625 shares of common for each preferred share. Due to the excess of the market price for RCSB's common shares over the announced redemption price, 3.0 million preferred shares were converted to common and only 652 shares were redeemed.

On September 25, 1996, the Board of Directors declared a dividend of $0.15 per common share, payable November 1, 1996 to shareholders of record on October 15, 1996. The declaration represented a 25% increase from recent quarterly dividend amounts. To facilitate the redemption of RCSB's preferred shares, declaration of the prior quarter's common stock dividend was accelerated to May 1996, one month earlier than the Company's usual timing.

5.  NET INCOME PER SHARE

Primary net income per common share amounts for the three and nine months ended August 31, 1996 and 1995 were computed by dividing net income, reduced by preferred stock dividends, if any, by the weighted average number of common shares outstanding during the periods. The weighted average number of common shares outstanding totaled 13,669,343 and 14,013,386 for the three months ended August 31, 1996 and 1995, respectively, and 13,440,176 and 13,992,774 for the nine months ended August 31, 1996 and 1995, respectively.

Fully diluted net income per common share amounts for the three and nine months ended August 31, 1996 and 1995 were computed by dividing net income by the sum of the weighted average number of common shares outstanding and the common shares issuable if all outstanding preferred shares were converted to common at the beginning of the periods. The weighted average number of common shares utilized in this computation totaled 15,881,712 and 18,684,788 for the three months ended August 31, 1996 and 1995, respectively, and 17,287,939 and 18,664,490 for the nine months ended August 31, 1996 and 1995, respectively. There were no materially dilutive common stock equivalents during either period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

RCSB Financial, Inc. and subsidiaries reported net income of $11.0 million or $.69 per fully diluted share for the three months ended August 31, 1996, compared to $9.7 million or $.52 per share in the third quarter of 1995. For the first nine months of 1996, RCSB earned net income of $30.1 million or $1.74 per share, compared to $27.3 million or $1.46 per share in 1995. While pretax earnings in the third quarter and first nine months of 1996 rose by 24.6% and 23.2%, respectively, a higher effective rate of income tax in the current year lessened the increase in net income for the periods. The improvement in pretax earnings was aided by higher levels of net interest income and growth in mortgage banking revenues, including a $2.1 million gain on the sale of mortgage servicing rights. Earnings per fully diluted share in the 1996 third quarter and nine month period increased by 32.7% and 19.2%, respectively, reflecting higher net income and a decrease in the number of shares outstanding.

Third Quarter Review

Net interest income grew by 3.9% to $32.6 million in the third quarter of 1996 from $31.4 million in 1995. This increase resulted from a widening of the average interest rate spread in RCSB's portfolios, purchases of mortgage-backed securities during 1996 and the latter half of 1995, and a 23% increase in average automobile loans outstanding. Asset growth was funded by additional borrowings and higher levels of customer deposits at the Bank. Interest expense on $85.8 million in borrowings utilized to repurchase common shares during the past year lessened the increase in net interest income.

RCSB's interest rate spread rose to 3.33% in 1996 from 3.17% in 1995 due to a greater decrease in the average rate on interest-bearing liabilities than in the average yield on interest-earning assets. The spread was affected by a widening, during the 1996 second and third quarters, of the average difference between market interest rates on short-term financial instruments versus those on longer-term instruments. Because RCSB's assets generally have longer terms to maturity or repricing than its liabilities, the increase experienced in general marketplace spreads had a positive influence on the Company's interest rate spread. Net interest margin, which is influenced by the interest rate spread and changes in the relationship of interest-earning asset volumes to interest-bearing liability volumes, decreased slightly to 3.51% in 1996 from 3.52% in 1995.

The following table presents information for the third quarter of 1996 and 1995 regarding interest yields and rates, average earning asset and liability volumes, and the allocation of interest variations between amounts caused by volumes and amounts attributable to rates. No tax equivalent adjustments have been made for minor amounts of tax-exempt income earned by RCSB.


                           AVERAGE BALANCES, YIELDS AND RATES AND CHANGES IN INTEREST INCOME AND EXPENSE
                                                       (dollars in thousands)

                                                          Three Months Ended
                                 --------------------------------------------------------------
                                          August 31, 1996                  August 31, 1995
                                 --------------------------------------------------------------

                                                                                                   Change
                                    Average              Yield/     Average              Yield/      in        Change due to
                                    Balance   Interest    Rate      Balance   Interest    Rate    Interest    Volume      Rate
                                 ----------  ---------  -------  ----------  ---------  -------  ----------  --------  --------

INTEREST-EARNING
 ASSETS:
 Federal funds and
  interest-bearing deposits      $   12,849  $     289    9.00%  $   14,764  $     268    7.26%  $      21   $   (38)  $    59
 Mortgage-backed and
  other securities                1,691,217     29,440    6.96    1,543,221     26,718    6.93       2,722     2,576       146
 Loans receivable, net            2,017,946     44,713    8.86    2,006,049     45,184    9.01        (471)      267      (738)
                                 ----------  ---------           ----------  ---------           ----------  --------  --------
  Total interest-
    earning assets               $3,722,012     74,442    8.00   $3,564,034     72,170    8.10       2,272     2,805      (533)
                                 ==========  ---------           ==========  ---------           ----------  --------  --------

INTEREST-BEARING
 LIABILITIES:
 Transaction, money market
  and savings deposits           $1,091,658      6,335    2.31   $1,069,158      6,539    2.43        (204)      136      (340)
 Term deposits                    1,358,973     19,568    5.73    1,163,512     17,620    6.01       1,948     2,852      (904)
                                 ----------  ---------           ----------  ---------           ----------  --------  --------
    Total deposits                2,450,631     25,903    4.20    2,232,670     24,159    4.29       1,744     2,988    (1,244)

 FHLB borrowings
  and repurchase agreements         672,536      9,760    5.77      646,642     10,300    6.32        (540)      401      (941)
 Other repurchase agreements
  and borrowings                    436,104      6,154    5.61      401,881      6,308    6.23        (154)      513      (667)
                                 ----------  ---------           ----------  ---------           ----------  --------  --------
  Total interest-
     bearing liabilities         $3,559,271     41,817    4.67%  $3,281,193     40,767    4.93%      1,050     3,902    (2,852)
                                 ==========  ---------           ==========  ---------           ----------  --------  --------

Net interest income                          $  32,625                       $  31,403           $   1,222   $(1,097)  $ 2,319
                                             =========                       =========           ==========  ========  ========

Excess of interest-earning
   assets over interest-bearing
   liabilities                   $  162,741                      $  282,841

RATIOS:
 Interest rate spread                                     3.33%                           3.17%
 Net interest margin                                      3.51                            3.52


RCSB's provision for loan losses was $3.1 million in the third quarter of 1996, compared to $2.1 million a year ago. The increased provisions in 1996 were primarily due to growth in the automobile loan portfolio resulting from higher volumes of loan originations in the quarter. The adequacy of the Company's loan loss allowance is evaluated quarterly with consideration given to the status of particular loans, the general risk characteristics of the loan portfolio, historical charge-offs and recoveries, the regulatory environment, current appraisals and economic and market conditions. As of August 31, 1996, RCSB's allowance for loan losses totaled $28.0 million or 119.9% of nonperforming loans, compared to $26.1 million or 106.6% of nonperforming loans at November 30, 1995.

Mortgage banking noninterest income totaled $14.2 million in the third quarter of 1996, up 31% from $10.9 million in 1995. The increase resulted from the sale of servicing on $1.5 billion of residential mortgage loans, higher levels of loan originations, and increased loan servicing income generated by American Home Funding, Inc. (AHF), RCSB's mortgage banking subsidiary. AHF's residential mortgage loan originations amounted to $404.8 million during the third quarter, up 24.7% from $324.7 million in the prior year. The growth in loan servicing income was driven by continuing purchases of such rights and the retention of servicing on loans originated by AHF and sold to other entities. AHF realized a pretax gain of $2.1 million on the third quarter sale of servicing. The subsidiary's remaining portfolio of loans serviced for others totaled $8.6 billion at August 31, 1996, compared to $7.2 billion at August 31, 1995.

During 1996, AHF expanded its loan origination capabilities by taking over six loan offices formerly operated by another entity in the states of Alabama, Kansas, Missouri, North Carolina and Texas and opening 16 loan offices in Connecticut, Indiana, Louisiana, Mississippi, New Jersey, New York, North Carolina and Ohio. Current year activity has expanded the scope of AHF's loan origination operations to encompass 57 offices in 17 states, compared to 41 offices in 10 states at the end of 1995.

RCSB's retail banking units generated noninterest income of $2.5 million in the third quarter, up slightly from $2.4 million in 1995. Earnings in this category are derived from fees and service charges collected for various deposit-related activities and revenues from the Company's securities brokerage and insurance sales operations. In September 1996, RCSB reorganized its securities brokerage and insurance sales activities. As part of this reorganization, the Company has contracted with an independent third party to provide securities services and products through the Company's retail banking offices. Previously, a subsidiary of the Company had offered full service securities brokerage services. RCSB has also contracted with an independent third party to provide marketing and sales support services in connection with the Company's insurance sales activities. The new structure will facilitate continuing efforts to sell annuity, mutual fund and insurance products. The reorganization is not expected to have a material effect on consolidated net income.

Noninterest income from automobile loan banking was $1.0 million for the third quarter of 1996, compared to $0.6 million in 1995. Automobile loan banking income represents revenues generated from pools of sold auto loans serviced by RCSB for others. No such loans have been sold since mid-1992 and there were no remaining loans being serviced for others at August 31, 1996. The Company's automobile lending business in recent years has been focused mainly on originating and servicing loans for RCSB's auto loan portfolio, which totaled $953.3 million at the end of the third quarter, up from $781.0 million a year earlier. Noninterest revenues from the sold loan pools included $0.9 million in the third quarter of 1996 and $0.3 million in 1995 resulting from reductions in certain allowances carried by RCSB to cover estimated losses under recourse obligations. Allowances for credit losses on RCSB's portfolio of owned automobile loans are established through charges to the provision for loan losses.

Net gains from the sale of securities totaled $0.3 million in the 1996 third quarter, while there were no such gains in the 1995 quarter. In 1996, RCSB sold $17.9 million of mortgage-backed securities from the available-for-sale portfolio in response to interest rate-related market opportunities.

Third quarter 1996 operating expenses were $31.6 million compared to $30.4 million in the prior year. The increase was primarily attributable to higher variable expenses associated with loan origination and servicing volumes at AHF and American Credit Services Inc. (ACSI), the Company's automobile lending subsidiary, and expenses resulting from recently opened retail banking branches. These costs were partially offset by a substantial reduction in FDIC deposit insurance premiums and the absence of losses in 1996 relating to a liquidating trust company in which RCSB formerly held an interest.

Under federal legislation enacted on September 30, 1996, the Bank is required to participate in recapitalizing the Federal Deposit Insurance Corporation's
(FDIC) Savings Association Insurance Fund (SAIF). While most of the Bank's deposits are insured through the FDIC's Bank Insurance Fund (BIF), approximately $89 million are insured through the SAIF and are subject to an assessment of approximately $0.5 million. The cost of the assessment was charged against earnings in September 1996.

While still below a normal rate of income taxes for RCSB, the Company's effective tax rate increased to 31.3% in the third quarter of 1996 from 24.1% in 1995. Reductions in RCSB's deferred tax valuation allowance during both years accounted for the difference from normal rates.

Nine Month Review

For the first nine months of 1996, RCSB's net interest income was $97.4 million, an increase of 6.3% from $91.6 million in the prior year. The increase was largely due to the effects of investing, on average, $371.0 million more in mortgage-backed securities and loans during 1996. Asset growth was funded by the reinvestment of earnings, additional customer deposits and increased borrowings. RCSB's interest rate spread declined 0.11% to 3.19% in 1996, primarily due to the effects on the Company's portfolios of the narrow marketplace spreads experienced in 1995. RCSB's spread for the second and third quarters improved, however, from levels experienced earlier in the year partially due to a recent widening in marketplace spreads between short-term and intermediate-term rates. Net interest margin was 3.51% in 1996, compared to 3.66% in 1995.

The following table presents information regarding interest yields and rates, average earning asset and liability volumes, and the allocation of interest variations between amounts caused by volumes and amounts attributable to rates for the nine months ended August 31, 1996 and 1995. No tax equivalent adjustments have been made for minor amounts of tax-exempt income earned by RCSB.


                           AVERAGE BALANCES, YIELDS AND RATES AND CHANGES IN INTEREST INCOME AND EXPENSE
                                                       (dollars in thousands)

                                                       Nine Months Ended
                                 --------------------------------------------------------------
                                          August 31, 1996                  August 31, 1995
                                 --------------------------------------------------------------

                                                                                                   Change
                                    Average              Yield/     Average              Yield/      in        Change due to
                                    Balance   Interest    Rate      Balance   Interest    Rate    Interest    Volume      Rate
                                 ----------  ---------  -------  ----------  ---------  -------  ----------  --------  --------
INTEREST-EARNING
 ASSETS:
 Federal funds and
  interest-bearing deposits      $   13,330  $     552    5.52%  $   16,931  $     836    6.58%  $    (284)  $  (161)  $  (123)
 Mortgage-backed and
  other securities                1,687,842     86,965    6.87    1,412,423     73,891    6.98      13,074    14,206    (1,132)
 Loans receivable, net            1,999,741    132,661    8.85    1,904,220    125,661    8.80       7,000     6,334       666
                                 ----------  ---------           ----------  ---------          ----------  --------   --------
   Total interest-
    earning assets               $3,700,913    220,178    7.93   $3,333,574    200,388    8.01      19,790    20,379      (589)
                                 ==========  ---------           ==========  ---------          ----------  --------   --------

INTEREST-BEARING
 LIABILITIES:
 Transaction, money market
  and savings deposits           $1,054,259     18,498    2.34   $1,087,479     20,280    2.48      (1,782)     (609)   (1,173)
 Term deposits                    1,318,531     57,461    5.80    1,096,748     47,793    5.80       9,668     9,692       (24)
                                 ----------  ---------           ----------  ---------          ----------  --------   --------
   Total deposits                 2,372,790     75,959    4.26    2,184,227     68,073    4.15       7,886     9,083    (1,197)

 FHLB borrowings
  and repurchase agreements         642,580     28,110    5.82      659,397     29,683    6.00      (1,573)     (749)     (824)
 Other repurchase agreements
  and borrowings                    431,682     18,752    5.78      235,878     11,032    6.23       7,720     8,582      (862)
                                 ----------  ---------           ----------  ---------          ----------  --------   --------
  Total interest-
    bearing liabilities          $3,447,052    122,821    4.74%  $3,079,502    108,788    4.71%     14,033    16,916    (2,883)
                                 ==========                      ==========  ---------          ----------  --------   --------

Net interest income                          $  97,357                      $   91,600           $   5,757   $ 3,463   $ 2,294
                                             =========                       =========          ==========  ========   ========

Excess of interest-earning
   assets over interest-bearing
   liabilities                   $  253,861                      $  254,072

RATIOS:
 Interest rate spread                                     3.19%                           3.30%
 Net interest margin                                      3.51                            3.66

RCSB provided $9.3 million for possible loan losses in the first nine months of 1996 compared to $5.1 million in 1995. A higher level of automobile loan originations produced an increase in the Company's automobile loan portfolio and a corresponding requirement for additional loan loss allowances. The portion of the Company's loan loss allowance allocated to auto loans is equal to 1.10% of the August 31, 1996 portfolio, and annualized net charge-offs for the first nine months of 1996 represent 0.70% of average auto loans outstanding.

Mortgage banking noninterest income was $36.6 million in 1996, up 45.6% from $25.2 million in 1995. The increase was attributable to greater loan origination fees, higher levels of loan servicing income and a pretax gain of $2.1 million on an August 1996 sale of loan servicing rights. During the first nine months of 1996, residential mortgage originations at AHF totaled $1.15 billion, an increase of 60.1% from $720.3 million originated in 1995.

Retail banking noninterest income increased to $7.6 million in 1996 from $7.0 million in 1995, primarily due to greater revenues from the Company's securities brokerage subsidiary and slightly higher fees and service charges from deposit related activities. Reduced 1996 earnings from RCSB's insurance sales subsidiary reflect decreased demand for fixed-rate annuity products during the lower interest rate environment of the first half of the year.

Noninterest income from automobile loan banking was $2.6 million in 1996, compared to $1.7 million in 1995. The increase was the net result of a reduced requirement for sold loan loss allowances, offset in part by a decline in revenue from servicing loans for others. RCSB has continued to retain recently originated auto loans in its portfolio, and the remaining trust for sold loans being serviced by the Company matured in June 1996.

During the first nine months of 1996, RCSB sold $77.4 million of securities from its available-for-sale portfolio, generating gains of $1.3 million. There were no significant gains or losses from the sale of securities in the 1995 nine-month period.

Operating expenses for first nine months of 1996 totaled $90.7 million compared to $83.6 million in the prior year. Expense increases are mainly attributable to significant growth in 1996 in the volume of loans originated and serviced by the Company's mortgage banking and automobile lending subsidiaries. Since mortgage loans originated by AHF are generally sold within 60 to 90 days, that subsidiary's expenses vary significantly based on changes in origination volumes. Also affecting expenses were the costs of retail banking offices opened in the Buffalo market during 1995 and 1996. Expense reductions were realized by RCSB from lower deposit insurance rates and the absence in 1996 of losses from the Company's interest in a liquidating trust company.

The Company's effective tax rate was 33.7% in 1996, compared to 26.0% in 1995, reflecting reductions in deferred tax valuation allowances during both years. Changes in the allowances are based on ongoing analyses of the projected realizability of RCSB's deferred tax assets.


FINANCIAL CONDITION

At August 31, 1996, RCSB's total assets were $4.01 billion, compared to $3.87 billion at November 30, 1995. Loans at the end of the third quarter totaled $2.02 billion, compared to $1.97 billion at November 30, 1995. Loan growth during the first nine months of 1996 occurred primarily in the automobile loan portfolio which increased to $953.3 million at August 31, 1996, compared to $807.6 million at the end of the 1995 fiscal year. Automobile loan originations were $134.8 million in the 1996 third quarter and $457.1 million in the first nine months, up from $103.8 million and $271.6 million, respectively, in the prior year periods.

Securities held to maturity increased to $1.60 billion at August 31, 1996, compared to $1.40 billion at November 30, 1995 as the result of purchasing $401.6 million of mortgage-backed securities during the year. Deposits increased to $2.35 billion at August 31, 1996, up from $2.22 billion at November 30, 1995. Nationally marketed term accounts at RCSB grew to $116.3 million at August 31, 1996 from $22.6 million at the prior year end. Federal Home Loan Bank borrowings, repurchase agreements and other borrowings totaled $1.08 billion at August 31, 1996, compared to $969.4 million at November 30, 1995.

The Company's interest bearing portfolios are liability sensitive to interest rate changes in the one-year timeframe to the extent of 6.6% of total assets at August 31, 1996. The one-year gap reflected net liability sensitivity amounting to 3.9% of assets at November 30, 1995 and 7.0% at

August 31, 1995. Shareholders' equity totaled $317.4 million or $20.63 per common share on a fully diluted basis at August 31, 1996, compared to $375.9 million or $20.11 per common share at November 30, 1995. Equity per common share at November 30, 1995 is computed as if all convertible preferred shares were converted to common. The decline in shareholders' equity resulted from purchases of RCSB common stock through programs completed in July 1996. The Company purchased 3.5 million common shares at a cost of $84.8 million in the first eight months of the year.

In May 1996, the Company announced it would redeem all outstanding convertible preferred stock at the close of business on July 15, 1996 for $26.225 per share plus accrued dividends. Alternatively, preferred shareholders could convert their stock to common shares at any time prior to the redemption at a ratio of 1.5625 shares of common for each preferred share. Due to the excess of the market price for RCSB's common shares over the announced redemption price, 3.0 million preferred shares were converted to common and only 652 shares were redeemed.

On September 25, 1996, the Board of Directors declared a dividend of $0.15 per common share, payable November 1, 1996 to shareholders of record on October 15, 1996. The declaration represented a 25% increase from recent quarterly dividend amounts. To facilitate the redemption of RCSB's preferred shares, declaration of the prior quarter's common stock dividend was accelerated to May 1996, one month earlier than the Company's usual timing.

In accordance with requirements of the FDIC and the New York State Banking Department, the Company's subsidiary, Rochester Community Savings Bank, must meet certain measures of capital adequacy with respect to leverage and risk-based capital. At June 30, 1996, the most recent FDIC reporting date, the Bank's capital ratios were in excess of required levels as shown in the table below.



                               CAPITAL ADEQUACY
                                 June 30, 1996


                                 Actual   Required   Excess
                                 ---------------------------


Core (Tier 1) leverage capital     8.01%      4.00%    4.01%

Risk-Based capital:
          Core (Tier 1) capital   11.88       4.00     7.88
          Total capital           12.88       8.00     4.88


Allowance for Loan Losses and Nonperforming Assets

The determination of the allowance for loan losses is based on ongoing analyses of the loan portfolio and reflects an amount which, in management's judgment, is adequate to provide for potential losses. While management used all currently available information to determine the adequacy of the allowance, future additions may be necessary based on changes in economic and market conditions and specific borrower situations. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Company's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available at the time of their examinations. RCSB's allowance for loan losses at August 31, 1996 equaled 119.9% of nonperforming loans, essentially double the average of approximately 60% for all publicly-held thrifts as of June 30, 1996, the most recent date for which such information is available. Activity in RCSB's loan loss allowance during the first nine months of 1996 and 1995 is presented below.


                          ALLOWANCE FOR LOAN LOSSES
                                 (thousands)

                                          Nine Months Ended
                                              August 31,
                                 ----------------------------------
                                            1996              1995
                                 ----------------  ----------------


Beginning balance                $        26,091   $        26,225

Provision for loan losses                  9,324             5,108
Loans charged off                        (11,316)          (10,540)
Loan recoveries                            3,937             4,343
                                 ----------------  ----------------
Ending balance                   $        28,036   $        25,136
                                 ================  ================

The Company defines nonperforming assets to include nonaccrual loans, loans past due 90 days and accruing, restructured loans and other real estate. Total nonperforming assets at August 31, 1996 were $29.7 million compared to
$28.4  million  at  November  30,  1995.    The  $1.3  million  increase  in
nonperforming assets in the first nine months of 1996 reflects growth in RCSB's loan portfolio and a slowing noted nationally in the repayment of consumer debt. The following table summarizes nonperforming assets as of the end of the third quarter and prior year.



                             NONPERFORMING ASSETS
                            (dollars in thousands)


                                         AUGUST 31,     November 30,
                                            1996            1995
                                       --------------  --------------

Nonaccrual loans                       $      19,004   $      21,789
 Loans past due 90 days and accruing           4,381           2,689
                                       --------------  --------------
  Total nonperforming loans                   23,385          24,478
Other real estate, net of allowances           6,302           3,965
                                       --------------  --------------
  Total nonperforming assets           $      29,687   $      28,443
                                       ==============  ==============
Nonperforming loans as a percent of
  total loans                                   1.14%           1.23%

 Nonperforming assets as a percent of
  total assets                                  0.74%           0.73%


In late September 1996, the Company was notified by a commercial real estate borrower that scheduled payments under a $6.2 million loan agreement would not be made due to cash flow shortfalls being experienced in operating the underlying property, a warehouse facility. Through the end of August 1996, payments had been made according to the terms of the loan. While RCSB is in the early stages of evaluating alternatives for collecting or otherwise realizing its investment in the loan, the Company considers its loan loss allowance adequate to absorb any loss that may result. The Company discontinued the accrual of interest on the loan in September.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits

              Exhibit
              Number          Document
              ------          --------
                  Compensatory plans or arrangements:

              10.1 Senior Executive Severance Plan of Rochester Community Savings Bank

              10.2 Form of Salary Continuation Agreement between Rochester Community Savings Bank and certain officers

              10.3 Amendment to the Non-Employee Director Stock Plan of RCSB Financial, Inc., effective September 25, 1996

                      ***************************

              27      Article 9 Financial Data Schedule


     (b)    Reports on Form 8-K

  On August 8, 1996, RCSB filed Form 8-K with the Securities and Exchange Commission reporting the redemption of all outstanding shares of the Company's Series B Preferred Stock at the close of business on July 15, 1996 and the election of John P. Tierney to the Board of Directors.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             RCSB FINANCIAL, INC.
                                             --------------------
                                                 (registrant)




     October 11, 1996                        /s/ Leonard S. Simon
     ----------------                        --------------------
           Date                              Leonard S. Simon
                                             Chairman of the Board, President
                                             and Chief Executive Officer



     October 11, 1996                        /s/ Paul R. Wuest
     ----------------                        -----------------
           Date                              Paul R. Wuest
                                             Senior Vice President and
                                             Chief Financial Officer

EXHIBIT INDEX


     Regulation
     S-K Exhibit
     Number                    Document
     ------                    --------
     10.1       Senior Executive Severance Plan of Rochester Community
                Savings Bank

     10.2 Form of Salary Continuation Agreement between Rochester Community Savings Bank and certain officers

     10.3 Amendment to the Non-Employee Director Stock Plan of RCSB Financial, Inc., effective September 25, 1996

     27         Article 9 Financial Data Schedule