Form 10-K405
period 1996-11-30
RCSB FINANCIAL INC
filed 1997-02-27
CIK 840068

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-K

          [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: NOVEMBER 30, 1996
                                             -----------------

                                       OR

          [    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to ___________

                        Commission File Number  0-17709
                                               --------

                              RCSB FINANCIAL, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

       DELAWARE                                          16-1484699
       --------                                          ----------
(State or other jurisdiction                    (I.R.S. employer identification
of incorporation or organization)               number)

235 EAST MAIN STREET, ROCHESTER, NEW YORK                   14604
-----------------------------------------                   -----
(Address of principal executive offices)                 (Zip Code)

                                 (716) 423-7270
                                 --------------
              (Registrant's telephone number including area code)

       Securities registered pursuant to Section 12(b) of the Act:  NONE
                                                                    ----

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, PAR VALUE $1.00
         SERIES A JUNIOR PARTICIPATING PREFERRED STOCK, PAR VALUE $1.00

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.          YES    X    NO
                                                 -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant on December 31, 1996 was $400.5 MILLION based on the closing price of the registrant's common stock as reported by the Nasdaq National Market.

Number of shares of common stock outstanding on January 31, 1997:  14,876,380
                                                                   ----------

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Shareholders for fiscal 1996 (Parts I, II). Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 9, 1997 (Part III).

                              RCSB FINANCIAL, INC.
                          1996 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

                                                            PAGE
                                                            ----

                                     PART I

Item 1.  Business.............................................   3

Item 2.  Properties...........................................  11


Item 3.  Legal Proceedings....................................  11

Item 4.  Submission of Matters to a Vote of Security Holders..  11

                                    PART II

Item 5.  Market for Registrant's Common Equity and
          Related Stockholder Matters.........................  14

Item 6.  Selected Financial Data..............................  14

Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations................  14

Item 8.  Financial Statements and Supplementary Data..........  14

Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure................  14

                                    PART III

Item 10. Directors and Executive Officers of the Registrant...  15

Item 11. Executive Compensation...............................  15

Item 12. Security Ownership of Certain Beneficial Owners and
          Management..........................................  15

Item 13. Certain Relationships and Related Transactions.......  15

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and
          Reports on Form 8-K.................................  16

         Signatures...........................................  19

                                     PART I

ITEM 1. BUSINESS

General

Virtually all of the operations of RCSB Financial, Inc. (the parent company) are conducted through its subsidiary Rochester Community Savings Bank and certain subsidiaries of the bank. The consolidated group's primary lines of business are retail banking, mortgage banking and automobile lending. Retail banking is conducted primarily through 35 full service banking offices in western New York, while mortgage origination activities encompass 61 offices located mainly in the eastern third of the United States. Automobile loans are originated through auto dealers located in most areas of New York and Florida and in parts of Connecticut, New Jersey and Pennsylvania. The following discussion provides information about the parent company and its subsidiaries on a consolidated basis (collectively referred to as RCSB or the Company). The bank and its subsidiaries are collectively referred to herein as the Bank.

RCSB generates net interest income by accepting deposits from the general public and investing those deposits, together with funds from borrowings and ongoing operations, in a variety of residential mortgage, automobile and other consumer loans and mortgage-backed securities. Net interest income, representing the difference between interest earned on asset portfolios and interest paid on liabilities, is the most significant component of the Company's revenue. RCSB also generates significant noninterest revenues primarily by providing retail banking services to its customers and by originating and servicing loans through the Company's mortgage banking subsidiary. RCSB's earnings are affected by general economic and competitive conditions, changes in market interest rates, conditions in the real estate market, government policies and the actions of federal and state regulatory authorities.


Retail Banking

RCSB conducts its retail banking business in the Rochester and Buffalo, New York metropolitan areas where the Bank held deposits totaling $2.4 billion as of November 30, 1996. The Bank's deposits are insured by the Federal Deposit Insurance Corporation (FDIC). In the Rochester (Monroe County) area, the Bank does business with approximately 45% of the households, and management believes that RCSB presently has a larger share of consumer deposits than any of its competitors. However, the planned late February 1997 merger of a thrift and a commercial bank operating in Rochester is expected to place the merged institution ahead of RCSB in terms of share of consumer deposits. The pending merger is also expected to provide RCSB with opportunities to attract new customers. RCSB has 21 retail banking offices in the Rochester area as of November 30, 1996, declining by one during the preceding twelve months due to the consolidation of two pre-existing offices. Rochester is the third largest city in the state.

RCSB has operated retail banking offices in the Buffalo, New York area since 1990, and maintains 14 offices there as of November 1996. Two of the offices were opened during 1996, five in 1995, and the Company plans to open additional branches in the western New York area in 1997. Buffalo is the second largest city in New York and traditionally has been a strong market for thrifts. Buffalo has the largest deposit market in New York outside New York City.

Deposit inflows and outflows are significantly influenced by interest rates, money market conditions, the rate of consumer savings and other economic and competitive factors. As part of its effort to be competitive with other financial institutions and to attract low-cost deposits, the Company offers a wide variety of banking and other financial services which encourage customers to meet their financial needs through RCSB. Aiding deposit growth during 1996 and 1995 were the introduction of new checking account products and various promotional activities, such as "One Day CD Sales." The Company also markets term accounts nationally through major investment banking firms when such deposits represent the most cost effective source of incremental funds.

In September 1996, RCSB reorganized its securities brokerage and insurance sales activities. As part of the reorganization, the Company contracted with an independent third party to provide securities services and products through RCSB's retail banking offices. Previously, a subsidiary of the bank had offered full service securities brokerage services. RCSB also contracts with an independent third party to provide marketing and sales support services in connection with a bank subsidiary insurance sales activities.
The contractual arrangements are intended to facilitate continuing sales of annuity, mutual fund and insurance products.

In addition to offering many different types of deposit accounts, the retail banking unit offers customers a variety of consumer loan products, including home equity loans and lines of credit, automobile loans and leases, guaranteed student loans, personal and savings account loans, and unsecured lines of credit. RCSB also offers customers the ability to bank and pay bills by telephone through its QuickService and Pay-By-Phone services. Telephone services have been enhanced in recent years to utilize voice response technology to provide RCSB's customers with 24-hour information, transaction and bill-paying capabilities. The Bank also provides convenient banking access through 43 proprietary automatic teller machines (ATMs) and its affiliation with numerous national and regional ATM networks.


Mortgage Banking

RCSB's residential mortgage banking subsidiary, American Home Funding, Inc.
(AHF), originates, sells and services a complete line of first mortgage, one-to-four family residential loans, including conventional fixed and government-backed loans, as well as adjustable rate mortgages and jumbo loans. AHF sells virtually all of the loans it originates to unrelated investors but retains servicing assets on a major portion, 80.1% in 1996, of the loans. AHF expanded its loan origination capabilities in 1996 by taking over six loan offices in five states that were formerly operated by another entity and opening 19 loan offices in eight states. AHF's 47 loan origination offices and 14 satellite offices are located in Alabama, Connecticut, Florida, Indiana, Kansas, Louisiana, Maryland, Mississippi, Missouri, New Jersey, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Texas and Virginia. AHF continually reviews the productivity of its existing offices, and during 1996, several underperforming offices were closed. A wholesale lending division was established by AHF in 1996 whereby loans are purchased from smaller lenders, pooled and resold in the secondary market. Such lending was conducted through a Florida office in 1996, and in early 1997, a second office was opened in Arizona. Loans originated through AHF's wholesale operation totaled $29.7 million in 1996.

AHF also introduced several new products and product enhancements during 1996, including expanded offerings to low and moderate income home buyers and a program providing loans to first-time home buyers through state housing finance agencies in several states. Through a department established in 1996, AHF began offering services via telemarketing to existing customers and selected groups of potential customers. Individuals are able to arrange payoffs, refinance existing mortgages and obtain various loan information by utilizing the telephone services provided.

In its loan origination business, AHF derives income from gains or losses on the sale of loans, from origination and other fees relating to the loans and potentially from the sale of servicing rights. In its loan servicing business, AHF earns fees on its portfolio of loans serviced for others and interest on (a) mortgage loans held for sale, (b) insurance premiums and tax payments paid into escrow by borrowers and (c) loan payments held by AHF before being remitted to investors. In connection with the adoption of Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights," effective on the first day of fiscal 1995, AHF began in mid-1995 retaining servicing rights on increased volumes of loans it originated, rather than selling the rights as had previously been the company's general practice. AHF also routinely purchases mortgage servicing rights, either in bulk transactions or through monthly flow contracts. At November 30, 1996, AHF's loan servicing portfolio totaled $9.27 billion, of which $224.5 million was serviced for RCSB.

In originating loans, AHF must compete with other mortgage companies, savings banks, savings and loan associations, and commercial banks. In addition, the loan origination activities of AHF are heavily influenced by economic trends affecting general interest rate levels and the availability of funds. Furthermore, the condition of the construction industry and the demand for housing directly affect the origination volumes of AHF. Residential mortgage originations at AHF totaled $1.51 billion in 1996, compared to $1.03 billion in 1995. Generally lower market interest rates during 1996 and the expansion of AHF's loan origination network were the main factors in achieving the year-over-year increase. Industry-wide residential mortgage originations grew to $791 billion in 1996, up 23.8% from the prior year.


Automobile Lending

Most of RCSB's automobile loans and leases are purchased by American Credit Services, Inc. (ACSI), the Company's automobile finance subsidiary, from auto dealers who market the loans and leases to their customers. Automobile financings are originated through a network of approximately 1,300 dealers located in New York State and Florida, and in 1996, also in Connecticut, New Jersey and Pennsylvania. ACSI does not originate loans in New York City. In December 1996, ACSI opened a regional office in Baltimore, Maryland to assist the company in servicing the mid-Atlantic states. ACSI competes for indirect originations primarily with other banks and with finance companies, including those owned by automobile manufacturers. RCSB also originates automobile and other installment loans directly through its retail banking branches.

ACSI achieved a 55.9% increase in auto loan originations in 1996 as the result of growth in existing markets and geographic expansion. On an industry-wide basis, 1996 sales of new automobiles increased approximately 2% from the prior year's level.

All loans and leases originated through auto dealers are evaluated individually in relation to ACSI's underwriting standards based on a review by ACSI of information contained in a loan application and an independent credit report. Since new motor vehicles depreciate rapidly subsequent to purchase, ACSI focuses primarily on the creditworthiness of the borrower rather than the collateral value of the automobile in making its credit decision. The collateral value of the automobiles financed generally increases as a percent of the loan balance over the term of the loan. Based on the credit profiles of borrowers and the interest rates charged, ACSI considers its lending business to be in the "prime" segment rather than the "non-prime" or "sub-prime" segments of the auto lending market, as those terms are generally defined. While spreads above the cost of funds are somewhat lower for lenders in the prime segment, credit losses are also expected to be lower. RCSB's management takes into account the risks associated with automobile financing in establishing and evaluating its allowance for loan losses.

Collection activities with respect to delinquent automobile loans and leases in RCSB's portfolio are performed by ACSI personnel. Collection procedures include, but are not limited to, formal and informal demands for overdue payments, prompt investigation and evaluation of causes for delinquency, and the use of acceleration and repossession remedies. Upon the repossession and disposition of vehicles, any remaining deficiencies are pursued to the extent deemed economically practicable. Losses may occur on delinquent contracts from several causes, including inability to locate the vehicle for repossession.

The relative levels of net interest income and noninterest income generated each year from RCSB's automobile lending business are dependent to a significant degree upon the Company's asset/liability management strategies. In light of the generally favorable characteristics of automobile loan products in relation to the Company's asset/liability management objectives, RCSB has retained all loans originated by ACSI since mid-1992. This strategy is expected to continue in 1997. In early 1992 and certain prior years, ACSI securitized and sold its auto loan originations while retaining rights to service the loans. All remaining ACSI securitizations matured during 1996, and no auto loans were being serviced for others at the end of the year. RCSB monitors the effects of interest rates and competition on an ongoing basis in the management of its automobile lending business.

Financial Data

The following financial data is incorporated herein by reference to portions of RCSB's 1996 Annual Report to Shareholders (1996 Annual Shareholders' Report), included in Exhibit 13.1 of this Annual Report on Form 10-K.


     Description of Financial Data        Page
     -----------------------------        ----

Selected Financial Data                     10
Average Balances, Yields and Rates          12
Changes in Interest Income and Interest
 Expense                                    13
Interest-Rate Sensitivity Gap               22
Loans Receivable by Type                    23
Loan Types as Percent of Total Loans        23
Mortgage Loans by Type and State            24
Composition of Securities                   25
Deposits                                    26
Borrowings                                  27
Discussion of Nonaccrual Loan Policy        27
Nonperforming Assets                        28
Allowance for Loan Losses                   29
Allocation of Allowance for Loan Losses     29
Maturities of Securities                    44
Interest Not Accrued                        44
Contractual Maturity of Term Accounts
     of $100,000 or More                    47


Competition

RCSB has substantial competition, both locally and nationally, in connection with its various business activities. RCSB's most direct competition for deposits historically has come from other savings banks, savings and loan associations and commercial banks located in the Company's principal market areas. These types of financial institutions, including RCSB, operate in a highly regulated environment and must compete with other providers of financial services that are not similarly regulated. Additional competition for deposits has been encountered in the local and national markets from credit unions and from various investment vehicles available to consumers, such as short-term money market securities, money market funds, equity securities, mutual funds and other corporate and government securities.

RCSB faces competition for loans in its primary market areas and nationwide principally from other savings banks, savings and loan associations, commercial banks, mortgage banking companies, finance companies, insurance companies, credit unions and other institutional lenders. The Company competes for deposits and loans principally through interest rates and fee structures and by emphasizing the quality and unique features of services provided to its customers.

Regulation and Supervision

General  RCSB Financial, Inc. is incorporated under Delaware law as a holding
-------
company for Rochester Community Savings Bank, a state-chartered savings bank under the laws of New York. While most of the Bank's deposits are insured by the Bank Insurance Fund (BIF) administered by the FDIC, a small percentage of deposits, which relate to a branch acquired in 1994, are insured by the FDIC's Savings Association Insurance Fund (SAIF). The parent company, a unitary savings and loan holding company, is subject to regulation, examination and supervision by the Office of Thrift Supervision (OTS), while the Bank is regulated by the FDIC and the New York State Banking Department.


Examination and Supervision  To facilitate the supervision and examination of
---------------------------
the Bank and the parent company by their respective regulators, the New York State Banking Department, FDIC and OTS promulgate regulations and require the filing of reports describing the activities and financial condition of the entities under their jurisdiction. The regulators monitor the operations of the entities and conduct periodic examinations to test compliance with various regulatory requirements. The agencies have the power to sanction entities they supervise and to require advance approval of certain transactions, such as mergers, consolidations, branch openings and changes in branch locations.

Capital Requirements  As a holding company regulated by the OTS, RCSB Financial,
--------------------
Inc. is not subject to any specific capital requirement. The Bank, however, is required to meet capital standards established by the FDIC.

Under the FDIC's current minimum leverage capital requirements, the most highly-rated state nonmember banks in terms of safe and sound operations that are not anticipating or experiencing significant growth are required to maintain tier 1 capital of at least 3% of three-month average assets. Most are required to maintain levels at least 1% to 2% higher based upon their particular circumstances. The Bank's tier 1 leverage capital ratio was 7.57% as of December 31, 1996, the most recent FDIC reporting date.

The Bank must also meet a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Under FDIC risk-based capital requirements, the ratio of total capital (tier 1 plus tier 2 capital) to risk-weighted assets must be at least 8% and the ratio of tier 1 capital to risk-weighted assets must be at least 4%. The Bank has calculated its total risk-based capital ratio to be 12.21% and its tier 1 risk-based capital ratio to be 11.15% as of December 31, 1996.

The FDIC defines five categories of bank capitalization, from well capitalized to critically undercapitalized, depending on an institution's capital levels and certain other factors. Under FDIC classifications, the Bank was deemed to be well capitalized as of December 31, 1996.

Insurance of Deposits  The Bank Insurance Fund (BIF) and Savings Association
---------------------
Insurance Fund (SAIF) administered by the FDIC are separately maintained, and insurance premiums paid by banks and savings associations are used to support only their respective funds. Deposits in the Bank are insured mainly by the BIF and to a minor extent (with respect to certain deposits acquired in 1994) by the SAIF, up to applicable limits, generally $100,000 per insured depositor. The FDIC is authorized to terminate deposit insurance for insured depository institutions under certain conditions and may temporarily suspend deposit insurance for an institution.

Effective in June 1995, the FDIC lowered deposit insurance premium rates for BIF institutions to a range of .04% to .31% of total deposits from .23% to .31% previously, and in January 1996, further reduced premiums for such institutions to a range of zero to .27%. Partially offsetting the 1996 effect of lower premiums was a one-time assessment to recapitalize the SAIF. Approximately $89 million of the Bank's SAIF insured deposits were subject to the assessment which totaled $0.4 million. Annually from 1997 through 1999, the Bank will be assessed .013% of BIF-insured deposits and .065% of SAIF-insured deposits to fund debt service on government bonds issued in prior years to assist troubled depository institutions. Assessments for debt service from 2000 until retirement of the bonds in 2019 will be equal with respect to BIF and SAIF deposits. Deposit insurance assessments are charged in addition to amounts billed for debt service.

Federal Home Loan Bank of New York  As a member of the Federal Home Loan Bank of
----------------------------------
New York (FHLB), the Bank is required to own stock in the FHLB in an amount at least equal to the greater of one percent of the unpaid principal balance of its residential mortgage loans, 5% of its FHLB borrowings, or 0.3% of total assets. The Bank held $34.7 million of such stock at November 30, 1996 and received dividends of $2.5 million from the FHLB during fiscal 1996.

Federal Reserve System  Under Federal Reserve regulations, the Bank is required
----------------------
to maintain reserves against its transaction accounts (primarily checking and NOW accounts) generally in the form of cash or non-interest-bearing balances with the Federal Reserve. Transactions between RCSB Financial, Inc. (the parent company) and the Bank are generally subject to affiliate transaction rules which apply to bank holding companies and state member banks regulated by the Federal Reserve.


Taxation

Federal Taxation  RCSB files consolidated federal income tax returns that
----------------
include the income and expenses of the parent company and all wholly owned subsidiaries under the accrual method of accounting. The fiscal year ending November 30 is utilized for consolidated income tax reporting purposes. A 99%- owned real estate investment trust formed in 1996 files a separate return as of each December 31, but is expected to have minimal taxable income since dividends by the subsidiary, which are deductible for tax purposes, are expected to approximate the entity's other taxable income. Dividends received by RCSB from the subsidiary are included in the consolidated group's federal tax return.

Except for the special bad debt reserve rules discussed below, the RCSB consolidated group is subject to federal income tax under the rules of the Internal Revenue Code of 1986, as amended (the Code), in the same general manner as other corporations. The Company's statutory federal income tax rate is 35%. RCSB has historically used the special rules of Section 593 of the Code to calculate its allowable bad debt reserve deduction, and has a fiscal 1988 base year reserve of $31.3 million. As a result of federal legislation enacted in August 1996, the circumstances under which RCSB would be subject to taxes on its base year reserve are generally limited to stock redemptions by the Bank subsidiary and failure to qualify as a banking institution.

RCSB's federal tax returns have been audited by the Internal Revenue Service
(IRS) through 1992 and all asserted deficiencies have been satisfied. In the opinion of management, any examination of still open returns which have not been examined by the IRS would not result in a deficiency that would have a materially adverse effect on the financial condition of the Company.

State and Local Taxation  RCSB is subject to an annual New York State Franchise
------------------------
Tax equal to the greater of 9% of net income allocable to New York State or a capital-based tax. Under procedures for computing the capital-based tax, the Company may incur a tax liability in New York State even though it has no taxable income or has a loss for the year under federal law. RCSB is also subject to income tax in certain other states in which it has operations, the most significant being Virginia where the rate of tax is 6%.


Personnel

As of November 30, 1996, RCSB had 1,516 full-time and 233 part-time employees, all of whom are employed by wholly owned subsidiaries of the parent company. Employment entirely within the subsidiaries will continue until such time as conditions warrant maintaining independent employees in the parent company. RCSB employees are not represented by any collective bargaining unit, and the Company maintains a favorable relationship with its employees.

ITEM 2.  PROPERTIES

The headquarters facility for RCSB is located at 235 East Main Street, Rochester, New York in a building owned by the Company. The Bank conducts its retail banking business through 21 offices located in the Rochester area and 14 offices in the Buffalo, New York area. At November 30, 1996, the Bank owned five of these banking facilities and leased the remainder. The Company also leases three facilities in the Rochester area for non-banking subsidiaries and other administrative purposes.

In addition to its office in Rochester, New York, ACSI conducts business elsewhere in New York and in Connecticut, Florida, New Jersey and Pennsylvania. An ACSI office was opened in Maryland in December 1996. AHF conducts its business through 47 loan origination offices and 14 satellite offices located in Alabama, Connecticut, Florida, Indiana, Kansas, Louisiana, Maryland, Mississippi, Missouri, New Jersey, New York, North Carolina, Ohio, Pennsylvania, South
Carolina, Texas and Virginia. Its headquarters are located in Richmond, Virginia. All ACSI and AHF offices are in leased facilities.

All properties are in good condition and are appropriate for their intended use.


ITEM 3.  LEGAL PROCEEDINGS

An SEC investigation of insider trading in the securities of the Company during 1993 has resulted in civil complaints against several individuals, including two former directors and one former officer of the Company. The civil complaints against the former directors were concluded through the entry of a consent decree, in one case, and summary judgment in favor of the SEC, in the other.
One of the former directors also pled guilty to certain criminal violations in connection with his activities and was sentenced in June of 1996. The civil action against the former officer remains pending and the SEC has indicated that its investigation is continuing with respect to trading in RCSB securities.

RCSB is a plaintiff or defendant in various legal actions incidental to its business. Although events cannot be predicted with certainty, management does not believe that the resolution of any of these matters, individually or in the aggregate, will have a materially adverse impact on RCSB's consolidated financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of RCSB security holders.

                            * * * * * * * * * * * *

Nondirector Executive Officers of the Registrant or its subsidiary:

                                  Age at
                             November 30, 1996              Title
                             -----------------              -----

 Stephen B. Albright              49            Senior Vice President/Controller
 Paula D. Dolan                   42            Senior Vice
                                                President/Administration
 J. Michael Holloway              45            Senior Vice President, Consumer
                                                Lending and President and Chief
                                                Executive Officer, American
                                                Credit Services, Inc.
 Robert N. Mahany                 41            Senior Vice President and
                                                Treasurer
 Edward J. Pettinella             45            Executive Vice President
 Michael S. Pope                  51            Senior Vice President, Retail
                                                Banking
 Paul S. Reid                     48            President and Chief Executive
                                                Officer, American Home Funding,
                                                Inc.
 Paul R. Wuest                    45            Senior Vice President and Chief
                                                Financial Officer


Stephen B. Albright has been Senior Vice President/Controller since 1987 and served as Vice President/Controller in 1986. He directs the corporate accounting, financial reporting, budgeting and analysis, and income tax functions of RCSB. Previously, he was employed in the Audit Division of Price Waterhouse where he held the position of Senior Audit Manager. Mr. Albright is a Certified Public Accountant and holds B.S. and M.B.A. degrees from Cornell University.

Paula D. Dolan was appointed Senior Vice President/Administration in September 1994. In this position, she directs Human Resources, Facilities, Management Information Systems and Bank Operations. Ms. Dolan also has responsibility for the Audit function which reports to the Board of Directors. She joined RCSB in 1984 and was previously a Senior Vice President and Vice President in Human Resources. She was employed in Human Resources at Jones & Laughlin Steel Corporation from 1976 to 1984. Ms. Dolan holds a B.A. degree from Allegheny College and an M.B.A. from the University of Rochester.

J. Michael Holloway was appointed Senior Vice President, Consumer Lending and President and Chief Executive Officer of American Credit Services, Inc. in 1994. Previously, Mr. Holloway was President and Chief Executive Officer of American Realty Finance Corporation (ARFC), the Bank's commercial real estate lending subsidiary, from 1993. From 1988 until 1993, he was President and Chief Operating Officer of ARFC. Before joining the Bank in 1986 as a Senior Vice President, Mr. Holloway had 13 years of experience with a commercial bank. He holds a B.S. degree from Cornell University.

Robert N. Mahany has been Treasurer since 1989 and a Senior Vice President since 1988. From 1987 to 1988, Mr. Mahany was Vice President of Investments. Mr. Mahany joined the Company in 1982 as an Investment Analyst and was appointed Investment Officer in 1983. Mr. Mahany received a B.S. degree from the Rochester Institute of Technology and holds an M.B.A. degree in Finance/Economics from the University of Rochester.

Edward J. Pettinella has been Executive Vice President since 1989 and assumed responsibility for the Consumer Financial Services Group in 1994. The group includes the operating divisions of the Company engaged in retail banking, automobile lending and mortgage banking as well as the Company's treasury function. Mr. Pettinella was Chief Financial Officer from 1987 to 1994 and headed the Investment Banking Division from 1985 to 1987. He joined the Company in 1973 and served in the retail banking branch system and Investment Department before being appointed Investment Officer in 1980. Mr. Pettinella is a graduate of Geneseo State University College and holds an M.B.A. degree from Syracuse University.

Michael S. Pope was appointed Senior Vice President, Retail Banking in 1994. From 1989 to 1994, Mr. Pope held the position of Senior Vice President, Operations and was responsible for the Company's management information systems and operations units. Mr. Pope joined the Company in 1986 as Senior Vice President in the Retail Banking Division with responsibility for branches, branch operations, retail bank operations and product development. Prior to joining RCSB, Mr. Pope held several management and executive positions with commercial banking and savings institutions. He holds a B.S. degree from Heidelberg College and a Master of Science degree from the Air Force Institute of Technology.

Paul S. Reid has been President and Chief Executive Officer of American Home Funding, Inc., the Company's residential mortgage banking subsidiary, since 1988. Mr. Reid is responsible for all residential mortgage lending and servicing activities of the Company. From 1981 to 1988, he was President of Investors Home Mortgage Corporation which was acquired by RCSB in 1988. Prior to 1981, Mr. Reid had 10 years of mortgage banking-related experience with various entities. Mr. Reid is a Certified Mortgage Banker and holds B.A. and M.Ed. degrees from the University of Virginia. He was President of the Mortgage Bankers Association of America in 1996.

Paul R. Wuest was appointed Chief Financial Officer in 1994 and has been a Senior Vice President of the Company since 1987. Mr. Wuest's responsibilities include directing the financial functions of the Company including the Corporate Accounting, Financial Analysis and Corporate and Investor Relations departments. He joined the Company in 1981 after eight years' experience at a commercial bank. At RCSB, his previous positions were Assistant Controller, Vice President and Controller, Senior Financial Analysis Officer, Vice President of Asset/Liability Management, and Senior Vice President - Financial Management. Mr. Wuest holds a B.S. degree from Brockport State University College and is a graduate of The School for Bank Administration at the University of Wisconsin.

Information regarding Leonard S. Simon, Chairman of the Board, President, Chief Executive Officer and Director appears in RCSB's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 9, 1997 (Proxy Statement) and is incorporated herein by reference.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The information required by this item is contained in the following disclosures included in the 1996 Annual Shareholders' Report, which disclosures are incorporated herein by reference in Exhibit 13.1 of this Annual Report on Form 10-K.

                                          Page
                                          ----

Market for the Company's Common Stock
     and Related Matters                    32
Discussion of dividend restrictions
     presented in Shareholders' Equity
     note to the consolidated financial
     statements                             49


ITEM 6.  SELECTED FINANCIAL DATA

A five-year summary of selected financial data is included in the 1996 Annual Shareholders' Report on page 10 thereof, incorporated herein by reference in
Exhibit 13.1 of this Annual Report on Form 10-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations is included in the 1996 Annual Shareholders' Report on pages 11 through 32 thereof, incorporated herein by reference in Exhibit 13.1 of this Annual Report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated statements of condition of RCSB Financial, Inc. and subsidiaries as of November 30, 1996 and 1995 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended November 30, 1996 together with the related notes and the report of KPMG Peat Marwick LLP, independent auditors, all contained in the Company's 1996 Annual Shareholders' Report on pages 33 to 56 thereof, are incorporated herein by reference in Exhibit 13.1 of this Annual Report on Form 10-K. The report of KPMG Peat Marwick LLP refers to changes in accounting for mortgage servicing rights in 1995.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

10 (a)   Identification of Directors

         The information with respect to Directors required by Item 10 is contained in RCSB's Proxy Statement and is incorporated herein by reference. RCSB expects to file its Proxy Statement on or about March 10, 1997.

10 (b) The information pertaining to RCSB's nondirector executive officers is included in Part I of this Annual Report on Form 10-K following Item 4 hereof, as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

10 (c) There are no family relations between any director, executive officer, or any person nominated or chosen by the Company to become a director or executive officer. Officers of the Company serve a term of office from the date of election to the next organization meeting of the Board of Directors and until their respective successors are elected and qualified, except in the case of death, resignation or removal.


ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation appears on pages 8 through 15 of RCSB's Proxy Statement and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management appears on pages 2 through 4 of RCSB's Proxy Statement and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions appears on pages 13 and 16 of RCSB's Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.  FINANCIAL STATEMENTS
        --------------------

        The following financial statements and the report of independent auditors are incorporated by reference in Item 8 from the 1996 Annual Shareholders' Report:

        .  Report of Independent Auditors
        . Consolidated Statements of Condition as of November 30, 1996 and 1995 . Consolidated Statements of Income for each of the years in the three-
           year period ended November 30, 1996
        . Consolidated Statements of Changes in Shareholders' Equity for each of the years in the three-year period ended November 30, 1996
        . Consolidated Statements of Cash Flows for each of the years in the three-year period ended November 30, 1996
        .  Notes to Consolidated Financial Statements

(a) 2.  FINANCIAL STATEMENT SCHEDULES
        -----------------------------

        Financial statement schedules for the registrant have been omitted since the required information is not applicable.

(a) 3.   EXHIBITS
         --------

          Exhibit
          Number                       Document
          -------                      --------
            2.1 Agreement and Plan of Reorganization, dated as of March 3, 1995, among Rochester Community Savings Bank, Registrant, and RCSB Interim Savings Bank (a)
            3.1              Restated Certificate of Incorporation of
                             Registrant (a)
            3.2 Bylaws of Registrant, as amended, incorporated by reference from the Company's Annual Report on Form 10-K for the year ended November 30, 1995, wherein such exhibit is designated Exhibit 3.2
            4.1 Rights Agreement, dated as of May 23, 1990, between Rochester Community Savings Bank (predecessor in interest of Registrant) and Manufacturers Hanover Trust Company (predecessor in interest of State Street Bank) (a)

   Exhibit
   Number
   --------                     Document
                                --------

                             * * * * * * * * * * *

            Compensatory plans or arrangements:

         10.1  Retirement Savings Plan of Rochester
               Community Savings Bank (a)
         10.2  1986 Stock Option Plan of Rochester
               Community Savings Bank (predecessor in
               interest of Registrant) (a)
         10.3  1992 Stock-Based Compensation Plan of
               Rochester Community Savings Bank
               (predecessor in interest of Registrant)
               (a)
         10.4  Amendment to the 1992 Stock-Based
               Compensation Plan of Rochester
               Community Savings Bank, dated November
               22, 1995, incorporated by reference
               from the Company's Quarterly Report on
               Form 10-Q for the quarterly period
               ended May 31, 1996, wherein such
               exhibit is designated Exhibit 10.3
         10.5  Non-Employee Director Deferred
               Compensation Plan of RCSB Financial,
               Inc., incorporated by reference from
               the Company's Quarterly Report on Form
               10-Q for the quarterly period ended May
               31, 1996, wherein such exhibit is
               designated Exhibit 10.2
         10.6  1987 Stock Appreciation Rights Plan of
               Rochester Community Savings  Bank (a)
         10.7  Supplemental Executive Retirement Plan
               of Rochester Community Savings Bank (a)
         10.8  Senior Executive Severance Plan of
               Rochester Community Savings Bank,
               incorporated by reference from the
               Company's Quarterly Report on Form 10-Q
               for the quarterly period ended August
               31, 1996, wherein such exhibit is
               designated Exhibit 10.1
         10.9  1997 Guidelines for Management
               Committee Executive Compensation Plan
               of Rochester Community Savings Bank
        10.10  1997 Key Manager Plan of Rochester
               Community Savings Bank
        10.11  Employee Investment and Stock Ownership
               Plan of Rochester Community Savings
               Bank (a)
        10.12  Directors' Retirement Program of
               Rochester Community Savings Bank (a)

   Exhibit
   Number                     Document
   --------                   --------

        10.13  Form of Salary Continuation Agreement
               between Rochester Community Savings
               Bank and certain officers, incorporated
               by reference from the Company's
               Quarterly Report on Form 10-Q for the
               quarterly period ended August 31, 1996,
               wherein such exhibit is designated
               Exhibit 10.2
        10.14  Non-Employee Director Stock Plan of
               RCSB Financial, Inc., incorporated by
               reference from the Company's Quarterly
               Report on Form 10-Q for the quarterly
               period ended May 31, 1996, wherein such
               exhibit is designated Exhibit 10.1
        10.15  Amendment to the Non-Employee Director
               Stock Plan of RCSB Financial, Inc.,
               dated September 25, 1996, incorporated
               by reference from the Company's
               Quarterly Report on Form 10-Q for the
               quarterly period ended August 31, 1996,
               wherein such exhibit is designated
               Exhibit 10.3

                             * * * * * * * * * * *

         13.1  Portions of RCSB's Annual Report to
               Shareholders for the fiscal year ended
               November 30, 1996
         21.1  Subsidiaries of the registrant
         23.1  Consent of KPMG Peat Marwick LLP,
               independent auditors, for Registration
               Statements No. 33-96490, 33-96492,
               33-96494, 333-10825 and 333-10827 on
               Form S-8
         27    Article 9 Financial Data Schedule

         (a) Incorporated by reference to exhibits filed with Current Report on Form 8-K, dated September 1, 1995.


(b)     REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RCSB FINANCIAL, INC.
--------------------
(Registrant)

By:  /s/ Leonard S. Simon
     --------------------
   Leonard S. Simon
   Chairman of the Board, President
   and Chief Executive Officer

   February 20, 1997
   -----------------
   Date

                               POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints LEONARD S. SIMON, EDWARD J. PETTINELLA, and PAUL R. WUEST, and any one of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution for him or her, and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                            Title                                                Date
     ---------                            -----                                                ----
By: /s/ Leonard S. Simon             Chairman of the Board, President                     February 20, 1997
    ----------------------------     Chief Executive Officer; Director                    -----------------
    Leonard S. Simon

    /s/ Edward J. Pettinella         Executive Vice President                             February 17, 1997
    ----------------------------                                                          -----------------
    Edward J. Pettinella

    /s/ Paul R. Wuest                Senior Vice President and                            February 17, 1997
    ----------------------------     Chief Financial Officer                              -----------------
    Paul R. Wuest


     Signature                            Title                                                Date
     ---------                            -----                                                ----
/s/ Stephen B. Albright                                                                  February 24, 1997
-----------------------------                                                            -----------------
Stephen B. Albright                  Senior Vice President/Controller

/s/ Matthew Augustine                                                                    February 14, 1997
-----------------------------                                                            -----------------
Matthew Augustine                             Director

/s/ Bruce B. Bates                                                                       February 17, 1997
-----------------------------                                                            -----------------
Bruce B. Bates                                Director

/s/ Karen Noble Hanson                                                                   February 16, 1997
-----------------------------                                                            -----------------
Karen Noble Hanson                            Director

/s/ George G. Kaufman                                                                    February 14, 1997
-----------------------------                                                            -----------------
George G. Kaufman                             Director

/s/ Salvatore R. Martoche                                                                February 17, 1997
-----------------------------                                                            -----------------
Salvatore R. Martoche                         Director

/s/ Michael P. Morley                                                                    February 17, 1997
-----------------------------                                                            -----------------
Michael P. Morley                             Director

/s/ Karen D. Petrou                                                                      February 17, 1997
-----------------------------                                                            -----------------
Karen D. Petrou                               Director

/s/ Ronald F. Poe                                                                        February 16, 1997
-----------------------------                                                            -----------------
Ronald F. Poe                                 Director

/s/ Leonard Schutzman                                                                    February 17, 1997
-----------------------------                                                            -----------------
Leonard Schutzman                             Director

/s/ John P. Tierney                                                                      February 23, 1997
-----------------------------                                                            -----------------
John P. Tierney                               Director

                                 EXHIBIT INDEX
                                 -------------

Regulation
S-K Exhibit
Number                       Document
------------                 --------

   2.1       Agreement and Plan of Reorganization,
             dated as of March 3, 1995, among
             Rochester Community Savings Bank,
             Registrant, and RCSB Interim Savings
             Bank (a)
   3.1       Restated Certificate of Incorporation
             of Registrant (a)
   3.2       Bylaws of Registrant, as amended,
             incorporated by reference from the
             Company's Annual Report on Form 10-K
             for the year ended November 30, 1995,
             wherein such exhibit is designated
             Exhibit 3.2
   4.1       Rights Agreement, dated as of May 23,
             1990, between Rochester Community
             Savings Bank (predecessor in interest
             of Registrant) and Manufacturers
             Hanover Trust Company (predecessor in
             interest of State Street Bank) (a)
  10.1       Retirement Savings Plan of Rochester
             Community Savings Bank (a)
  10.2       1986 Stock Option Plan of Rochester
             Community Savings Bank (predecessor in
             interest of Registrant) (a)
  10.3       1992 Stock-Based Compensation Plan of
             Rochester Community Savings Bank
             (predecessor in interest of Registrant)
             (a)
  10.4       Amendment to the 1992 Stock-Based
             Compensation Plan of Rochester
             Community Savings Bank, dated November
             22, 1995, incorporated by reference
             from the Company's Quarterly Report on
             Form 10-Q for the quarterly period
             ended May 31, 1996, wherein such
             exhibit is designated Exhibit 10.3
  10.5       Non-Employee Director Deferred
             Compensation Plan of RCSB Financial,
             Inc., incorporated by reference from
             the Company's Quarterly Report on Form
             10-Q for the quarterly period ended May
             31, 1996, wherein such exhibit is
             designated Exhibit 10.2
  10.6       1987 Stock Appreciation Rights Plan of
             Rochester Community Savings Bank (a)
  10.7       Supplemental Executive Retirement Plan
             of Rochester Community Savings Bank (a)
  10.8       Senior Executive Severance Plan of
             Rochester Community Savings Bank (a)
  10.9       1997 Guidelines for Management
             Committee Executive Compensation Plan
             of Rochester Community Savings Bank

Regulation
S-K Exhibit
  Number                     Document
-----------                  --------
  10.10      1997 Key Manager Plan of Rochester
             Community Savings Bank
  10.11      Employee Investment and Stock Ownership
             Plan of Rochester Community Savings
             Bank (a)
  10.12      Directors' Retirement Program of
             Rochester Community Savings Bank (a)
  10.13      Form of Salary Continuation Agreement
             between Rochester Community Savings
             Bank and certain officers, incorporated
             by reference from the Company's
             Quarterly Report on Form 10-Q for the
             quarterly period ended August 31, 1996,
             wherein such exhibit is designated
             Exhibit 10.2
  10.14      Non-Employee Director Stock Plan of
             RCSB Financial, Inc., incorporated by
             reference from the Company's Quarterly
             Report on Form 10-Q for the quarterly
             period ended May 31, 1996, wherein such
             exhibit is designated Exhibit 10.1
  10.15      Amendment to the Non-Employee Director
             Stock Plan of RCSB Financial, Inc.,
             dated September 25, 1996, incorporated
             by reference from the Company's
             Quarterly Report on Form 10-Q for the
             quarterly period ended August 31, 1996,
             wherein such exhibit is designated
             Exhibit 10.3
   13.1      Portions of RCSB's Annual Report to
             Shareholders for the fiscal year ended
             November 30, 1996
   21.1      Subsidiaries of the registrant
   23.1      Consent of KPMG Peat Marwick LLP,
             Independent Auditors, for Registration
             Statements No. 33-96490, 33-96492,
             33-96494, 333-10825 and 333-10827 on
             Form S-8
   27        Article 9 Financial Data Schedule

(a) Incorporated by reference to exhibits filed with Current Report on Form 8-K, dated September 1, 1995.