Form 10-Q
period 1997-02-28
RCSB FINANCIAL INC
filed 1997-04-15
CIK 840068

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549


                                  FORM 10-Q


          [  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended: FEBRUARY 28, 1997

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

Number of shares of common stock outstanding on March 31, 1997: 14,475,280

                    RCSB FINANCIAL, INC. AND SUBSIDIARIES

                                  FORM 10-Q

                            For the Quarter Ended
                              February 28, 1997

                                    INDEX



                                                                                Page
                                                                                ----

PART I -    FINANCIAL INFORMATION

ITEM 1 -    FINANCIAL STATEMENTS

            Consolidated Balance Sheets as of
            February 28, 1997 and November 30, 1996                                3

            Consolidated Statements of Income for the three
            months ended February 28, 1997 and February 29, 1996                   4

            Consolidated Statements of Changes in Shareholders' Equity
            for the three months ended February 28, 1997 and February 29, 1996     5

            Consolidated Statements of Cash Flows for the three months
            ended February 28, 1997 and February 29, 1996                          6

            Notes to Consolidated Financial Statements                             8

ITEM 2 -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS                                             11


PART II -   OTHER INFORMATION

ITEM 6 -    EXHIBITS AND REPORTS ON FORM 8-K                                      17

SIGNATURES                                                                        18




                                   RCSB FINANCIAL, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                                (Unaudited)
                                                 (millions)


                                                                               FEBRUARY 28,     November 30,
                                                                                   1997             1996
                                                                              --------------  --------------

ASSETS
Cash and due from banks                                                       $        86.1   $        56.6
Interest-bearing deposits in banks                                                      3.7             7.7
Securities available for sale, at fair value (amortized cost $20.7
  in 1997 and $21.1 in 1996)                                                           18.4            18.8
Securities held to maturity, at amortized cost (fair value $1,591.0
  in 1997 and $1,634.4 in 1996)                                                     1,606.2         1,639.0
Loans receivable:
  Residential mortgage                                                                738.3           763.1
  Automobile                                                                        1,059.8           994.8
  Commercial mortgage                                                                  53.8            55.2
  Consumer and other                                                                   86.0            85.3
  Residential mortgage held for sale                                                  108.6           150.5
                                                                              --------------  --------------
     Total loans receivable                                                         2,046.5         2,048.9
   Allowance for loan losses                                                          (28.2)          (28.2)
                                                                              --------------  --------------
     Net loans receivable                                                           2,018.3         2,020.7

Premises and equipment                                                                 38.9            39.6
Federal Home Loan Bank stock                                                           41.6            34.7
Loan servicing assets                                                                 104.7           118.4
Other real estate                                                                       5.1             6.2
Other assets                                                                          109.4            72.6
                                                                              --------------  --------------

       Total assets                                                           $     4,032.4   $     4,014.3
                                                                              ==============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits                                                                      $     2,368.3   $     2,368.7
Federal Home Loan Bank:
  Repurchase agreements                                                               434.3           390.6
  Other borrowings                                                                    248.7           232.4
Other repurchase agreements and borrowings                                            469.9           484.8
Mortgagors' deposits under escrow agreements                                           73.7            66.2
Other liabilities                                                                     121.1           147.7
                                                                              --------------  --------------

       Total liabilities                                                            3,716.0         3,690.4
                                                                              --------------  --------------

Commitments and contingent liabilities
SHAREHOLDERS' EQUITY:
  Common stock, at par value                                                           15.4            15.4
  Paid-in capital in excess of par value                                              159.8           159.5
  Surplus fund                                                                         51.1            51.1
  Undivided profits                                                                   114.3           106.9
  Loans to employee stock plan                                                         (3.0)           (3.2)
  Net unrealized holding loss on securities, net of taxes                              (4.0)           (4.2)
  Treasury stock, at cost (.597 and .057 shares in
     1997 and 1996, respectively)                                                     (17.2)           (1.6)
                                                                              --------------  --------------

        Total shareholders' equity                                                    316.4           323.9
                                                                              --------------  --------------

       Total liabilities and shareholders' equity                             $     4,032.4   $     4,014.3
                                                                              ==============  ==============







                      RCSB FINANCIAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (millions, except per share amounts)

                                                          Three Months Ended
                                                      FEBRUARY 28,   February 29,
                                                          1997           1996
                                                     -------------  -------------

Interest income:
  Interest and fees on loans                         $        44.9  $        43.6
  Interest on mortgage-backed and other securities            29.3           27.4
  Other interest income                                        0.1            0.2
                                                     -------------  -------------

        Total interest income                                 74.3           71.2
                                                     -------------  -------------

Interest expense:
  Interest on deposits                                        25.6           25.0
  Interest on FHLB borrowings and
    repurchase agreements                                     10.2            8.4
  Interest on other repurchase agreements
    and borrowings                                             6.3            6.1
                                                     -------------  -------------

        Total interest expense                                42.1           39.5
                                                     -------------  -------------

Net interest income                                           32.2           31.7
  Provision for loan losses                                    4.0            2.7
                                                     -------------  -------------

Net interest income after
  provision for loan losses                                   28.2           29.0
                                                     -------------  -------------

Noninterest income:
  Mortgage banking                                            16.0           10.2
  Retail banking                                               1.8            2.4
  Automobile loan banking                                        -            0.5
  Net securities sale gains                                    0.1              -
                                                     -------------  -------------

         Total noninterest income                             17.9           13.1
                                                     -------------  -------------

Operating expenses:
  Salaries, commissions and benefits                          18.6           15.7
  Occupancy                                                    5.2            4.9
  Marketing                                                    0.7            0.2
   Other                                                       5.7            6.4
                                                     -------------  -------------

        Total operating expenses                              30.2           27.2
                                                     -------------  -------------

Income before income taxes                                    15.9           14.9
  Provision for income taxes                                   6.2            5.2
                                                     -------------  -------------

Net income                                           $         9.7  $         9.7
                                                     =============  =============

Net income per common share (fully diluted)          $        0.63  $        0.53
                                                     =============  =============

Net income applicable to common shares               $         9.7  $         8.4
                                                     =============  =============

Net income per common share (primary)                $        0.63  $        0.61
                                                     =============  =============




                                RCSB FINANCIAL, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CHANGES
                                        IN SHAREHOLDERS' EQUITY
                                              (Unaudited)
                                  (millions, except per share amounts)


                                                                            Three  Months Ended
                                                                      FEBRUARY 28,      February 29,
                                                                          1997              1996
                                                                    ----------------  ----------------
Shareholders' equity at beginning of period                         $         323.9   $         375.9

Net income                                                                      9.7               9.7
Repurchase of RCSB common stock                                               (15.6)            (13.0)
Common stock options exercised                                                  0.3               0.8
Dividends declared on preferred stock                                             -              (1.3)
Dividends declared on common stock ($0.15 and
   $0.12 per share in 1997 and 1996, respectively)                             (2.3)             (1.6)
Loan repayments from employee stock plan                                        0.2               0.4
Change in net unrealized holding loss on securities, net of taxes               0.2               0.4
                                                                    ----------------  ----------------

Shareholders' equity at end of period                               $         316.4   $         371.3
                                                                    ================  ================


                                RCSB FINANCIAL, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)
                                              (millions)

                                                                            Three Months Ended
                                                                       FEBRUARY 28,      February 29,
                                                                          1997              1996
                                                                    ----------------  ----------------

OPERATING ACTIVITIES:
     Net income                                                     $           9.7   $           9.7
    Adjustments to reconcile net income to net
       cash provided by operating activities:
        Provision for loan losses                                               4.0               2.7
        Amortization of loan servicing rights                                   3.7               3.3
        Gains on the sale of loans, securities, loan
          servicing rights and other real estate                               (4.1)                -
        Amortization of intangible assets, hedging gains
          or losses, and securities premiums or discounts                       1.3               0.5
        Depreciation and other amortization                                     2.1               2.2
        Deferred income tax provision (benefit)                                 1.5              (0.8)
        (Increase) decrease in mortgage loans held for sale                    41.9             (39.5)
        (Increase) decrease in other assets, net                              (39.7)             83.2
        Increase (decrease) in accrued expenses                                 1.5              (0.5)
         Decrease in loans to employee stock plan                               0.2               0.4
                                                                    ----------------  ----------------

          Net cash provided by operating activities                            22.1              61.2
                                                                    ----------------  ----------------

INVESTING ACTIVITIES:
    Decrease in interest-bearing deposits in banks                              4.0               4.3
    Purchases of:
       Securities available for sale                                          (24.7)                -
       Securities held to maturity                                            (25.2)           (301.9)
       Premises and equipment, net                                             (1.4)             (2.2)
       Loan servicing rights, including those on originated loans              (6.3)            (12.8)
    Loan originations:
       Residential mortgage                                                    (1.8)             (0.5)
       Automobile                                                            (174.3)           (141.2)
       Other                                                                   (4.1)             (4.4)
    Proceeds from sales of:
       Securities available for sale                                           24.8                 -
       Loan servicing rights                                                   20.0                 -
       Other real estate                                                        3.1               0.4
    Principal repayments on:
       Securities available for sale                                            0.4               2.0
       Securities held to maturity                                             58.2              55.4
       Loans                                                                  135.2             129.5
    Increase in FHLB stock                                                     (6.9)                -
                                                                    ----------------  ----------------

        Net cash provided (used) by investing activities                        1.0            (271.4)
                                                                    ----------------  ----------------

/TABLE>






                                 RCSB FINANCIAL, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)
                                              (millions)

                                                                             Three Months Ended
                                                                       FEBRUARY 28,      February 29,
                                                                            1997              1996
                                                                    ----------------  ----------------

(Continued)
FINANCING ACTIVITIES:
     Increase (decrease) in deposits                                           (0.4)             31.7
    Increase in FHLB borrowings
       and repurchase agreements                                               60.0              69.3
    Increase (decrease) in other repurchase agreements
       and borrowings                                                         (14.9)            196.0
    Increase (decrease) in mortgagors' escrow deposits                          7.5              (4.8)
    Decrease in other liabilities                                             (28.2)            (47.3)
    Net proceeds from exercise of stock options                                 0.3               0.8
    Purchase of RCSB common stock                                             (15.6)            (13.0)
    Dividends paid on preferred stock                                             -              (1.3)
    Dividends paid on common stock                                             (2.3)             (1.7)
                                                                    ----------------  ----------------

        Net cash provided by financing activities                               6.4             229.7
                                                                    ----------------  ----------------

        Increase in cash and cash equivalents                                  29.5              19.5

 Cash and cash equivalents at beginning of period                              56.6              78.9
                                                                    ----------------  ----------------

Cash and cash equivalents at end of period                          $          86.1   $          98.4
                                                                    ================  ================



Supplemental cash flow disclosures:
    Cash paid during the period for:
        Interest                                                    $          41.0   $          38.4
        Income taxes                                                            1.1               2.6
    Non-cash activities:
        Additions to other real estate through foreclosure                      1.5               1.8


                    RCSB FINANCIAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)
                              FEBRUARY 28, 1997
                                 (Unaudited)

1.     BASIS OF PRESENTATION

The accompanying consolidated financial statements, which include the accounts of RCSB Financial, Inc. and its subsidiaries (RCSB or the Company), have been prepared in accordance with the instructions for Form 10-Q, and therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in accordance with generally accepted accounting principles. The financial statements and the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" are prepared under the presumption that the interim consolidated financial statements are read in conjunction with the Company's Annual Report on Form 10-K for the year ended November 30, 1996.

In the opinion of management, the unaudited, consolidated interim financial statements of RCSB Financial, Inc. and subsidiaries reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the statements. The results of operations for the interim period are not necessarily indicative of the results of operations which may be expected for the entire year. For consistency among the periods presented, certain amounts in the prior year's consolidated financial statements have been reclassified to conform with the 1997 presentation.

2.     ACCOUNTING CHANGES

RCSB adopted Financial Accounting Standards Board (FASB) Statement No. 121 entitled "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" on December 1, 1996. The statement requires that long-lived assets and certain identifiable intangibles to be held and used by a company be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In performing the review for recoverability, companies are required to estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Under Statement 121, an impairment loss is recognized if the sum of the undiscounted future cash flows is less than the carrying amount of the asset. The statement also establishes standards for recording an impairment loss for certain assets subject to disposal. Excluded from the scope of the statement are financial instruments, mortgage and other loan servicing assets, deposit intangibles and deferred tax assets. Implementing the provisions of Statement 121 had no material impact on the Company's consolidated financial statements on the date of adoption.

RCSB adopted the disclosure requirements of FASB Statement No. 123 entitled "Accounting for Stock-Based Compensation" effective December 1, 1996. Related disclosures will be included in the Company's financial statements for the full year ending November 30, 1997. Statement 123 permits, but does not require, companies to use a fair-value-based method of accounting for stock-based compensation plans including stock options and stock appreciation rights. Under the fair value method, compensation cost is measured as of the date stock awards are granted based on the value of the awards, and expense is generally recognized over the vesting period. Companies such as RCSB that elect to continue using the intrinsic-value-based method under Accounting Principles Board (APB) Opinion No. 25, are required to provide pro forma disclosures of net income and net income per share in annual financial statements, as if the fair-value-based method had been applied. Under the intrinsic method, compensation cost is the excess, if any, of the market price of the stock as of the grant date over the amount employees must pay to acquire the stock or over the price established for determining appreciation. Under RCSB's compensation policies, there is no such excess on the dates of grant.

On January 1, 1997, RCSB adopted FASB Statement No. 125 entitled "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which provides guidance for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The statement requires the application of a financial-components approach which, following a transfer, results in recognizing in financial statements the assets an entity controls and removing from financial statements assets it no longer controls. A transferor has surrendered control, in general, only if the transferred assets have been legally isolated from the transferor, the transferee obtains the right to pledge or exchange the assets and there is no agreement that entitles or obligates the transferor to repurchase the assets. Liabilities are eliminated from financial statements only when they are extinguished. The new standard applies to all transactions occurring after December 31, 1996, except those involving collateral pledges and securities repurchase agreements for which the rule change is delayed one year. Application of the pronouncement had no material effect on the consolidated financial position of RCSB.

3.     RECENTLY  ISSUED  ACCOUNTING  STANDARD

In February 1997, the FASB issued Statement No. 128 entitled "Earnings per Share." The statement revises standards for computing and presenting net
income  per  share by (a) replacing   primary  net income  per
share  with basic net income per share,  (b)  requiring dual presentation of basic and diluted net income per share for entities with complex capital structures and (c) requiring a reconciliation of the basic net income per share computation to diluted net income per share. Basic net income per share is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share includes the effect of potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common shares. This statement is effective beginning in RCSB's 1998 fiscal year. The effect of Statement 128 on the Company's earnings per share calculations has not been determined.


4.     CERTAIN COMMON STOCK TRANSACTIONS

In  October 1996, RCSB's Board of Directors authorized the repurchase of up to
1.5 million shares of the Company's common stock. Through March 1997, 0.9 million shares have been repurchased at a cost of $28.9 million and the Company is continuing to acquire shares under the program, subject to pricing and other market considerations.

On March 26, 1997, the Board of Directors declared a cash dividend of $0.15 per common share, payable May 1, 1997 to shareholders of record on April 15, 1997.

5.     NET  INCOME  PER  SHARE

Primary net income per common share amounts for the three months ended February 28, 1997 and February 29, 1996 were computed by dividing net income, reduced by preferred stock dividends in 1996, by the weighted average number of common shares outstanding during the periods. The weighted average number of common shares outstanding totaled 15,427,898 and 13,733,308 for the three months ended February 28, 1997 and February 29, 1996, respectively, including 417,855 common stock equivalents in 1997 relating to outstanding stock options.

Fully diluted net income per common share for the three months ended February 28, 1997 was computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. For the 1996 period, net income was divided by the sum of the weighted average number of common shares outstanding and the common shares issuable if all outstanding preferred shares were converted to common at the beginning of the period. The weighted average number of common shares utilized totaled 15,460,807 and 18,403,260 for the three months ended February 28, 1997 and February 29, 1996, respectively, including common stock equivalents of 450,764 shares in 1997. There were no materially dilutive common stock equivalents in 1996.

6.     POSSIBLE  SALE  OF  COMMERCIAL  MORTGAGE  LOANS

In late March 1997, the Company began supplying information to parties who may have an interest in purchasing certain identified commercial mortgage loans currently in RCSB's portfolio. The identified loans have unpaid balances totaling approximately $41.0 million. Potential buyers are being instructed to submit bids in early May 1997 which may be accepted, rejected or countered by RCSB at its sole discretion. While the outcome of any potential sale of the offered loans is not determinable at this time, the Company believes that its allowance for loan losses is sufficient to absorb any loss that may result.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

RCSB Financial, Inc. and subsidiaries reported net income of $9.7 million or $0.63 per fully diluted share for the three months ended February 28, 1997, compared to $9.7 million or $0.53 per share in the first quarter of 1996. While pretax earnings in the first quarter of 1997 rose by 6.6%, a higher effective rate of income tax in the current year resulted in net income equal to the amount earned in the 1996 first quarter. The improvement in pretax earnings was aided by higher levels of net interest income and growth in mortgage banking revenues, including a $3.6 million gain on the sale of mortgage servicing rights. Revenue gains were partially offset by increased operating expenses and a higher loan loss provision. Earnings per fully diluted share increased by 18.9% in the 1997 first quarter, reflecting the significant reduction in outstanding shares since the year-ago period.

Net interest income for the first quarter of 1997 was $32.2 million, up 1.6% from $31.7 million in 1996. The increase resulted from a widening of the average interest rate spread in RCSB's portfolios, purchases of mortgage-backed securities during the latter three quarters of 1996 and a 23% increase in average automobile loans outstanding. Asset growth was funded by additional borrowings and higher levels of customer deposits. Net interest income was also affected by interest expense on borrowings utilized by RCSB to repurchase common stock.

Automobile loan originations increased 23.5% to $174.3 million in the first quarter of 1997 from $141.2 million in 1996. Higher originations were achieved in both existing and new markets. In December 1996, American Credit Services, Inc. (ACSI), the Company's automobile lending subsidiary, expanded into the mid-Atlantic market with the opening of a regional office in Baltimore, Maryland. Opportunities for further expansion are considered by ACSI on an ongoing basis.

RCSB's interest rate spread rose to 3.19% in 1997 from 2.98% in 1996 due to an increase in the average yield on interest-earning assets and a decrease in the average rate on interest-bearing liabilities. The spread was affected by a widening during the past year in the average difference between market interest rates on longer-term financial instruments and those on short-term instruments. Because RCSB's assets generally have longer terms to maturity or repricing than its liabilities, the increase experienced in general marketplace spreads had a positive influence on the Company's interest rate spread. Changes in the mix of interest-earning assets also contributed to a wider overall spread. Automobile loans, which generally carry higher yields, totaled 28.0% of average interest-earning assets in 1997, compared to 23.5% in 1996. Net interest margin, which is influenced by the interest rate spread and changes in the relationship of interest-earning asset volumes to interest-bearing liability volumes, decreased to 3.45% in 1997 from 3.50% in 1996, primarily due to the addition of borrowings utilized for common stock repurchases.

The following table presents information for the first quarter of 1997 and 1996 regarding interest yields and rates, average earning asset and liability volumes, and the allocation of interest variations between amounts caused by volumes and amounts attributable to rates. No tax equivalent adjustments have been made for minor amounts of tax-exempt income earned by RCSB.


                         AVERAGE BALANCES, YIELDS AND RATES AND CHANGES IN INTEREST INCOME AND EXPENSE
                                                    (dollars in millions)

                                                     Three Months Ended
                                 --------------------------------------------------------
                                      FEBRUARY 28, 1997             February 29, 1996
                                 --------------------------------------------------------

                                                                                               Change
                                 Average              Yield/   Average              Yield/       in         Change due to
                                 Balance   Interest    Rate    Balance   Interest    Rate     Interest    Volume     Rate
                                --------  ---------  -------  --------  ---------  -------  ----------  --------  --------

INTEREST-EARNING
ASSETS:
Federal funds and
  interest-bearing  deposits    $    8.0  $     0.1    4.53%  $   14.1  $     0.2    5.57%  $    (0.1)  $  (0.1)  $     -
Mortgage-backed and
 other securities                1,707.1       29.3    6.86    1,648.2       27.4    6.66         1.9       1.0       0.9
Loans receivable, net            2,019.8       44.9    8.90    1,967.3       43.6    8.86         1.3       1.2       0.1
                                --------  ---------           --------  ---------           ----------  --------  --------
 Total interest-
   earning assets               $3,734.9       74.3    7.96   $3,629.6       71.2    7.85         3.1       2.1       1.0
                                ========  ---------           ========  ---------           ----------  --------  --------

INTEREST-BEARING
LIABILITIES:
Transaction, money market
 and savings deposits           $1,057.0        6.4    2.44   $1,013.6        6.0    2.37         0.4       0.3       0.1
 Term deposits                   1,368.5       19.2    5.68    1,286.9       19.0    5.93         0.2       1.2      (1.0)
                                --------  ---------           --------  ---------           ----------  --------  --------
  Total deposits                 2,425.5       25.6    4.27    2,300.5       25.0    4.36         0.6       1.5      (0.9)

FHLB borrowings
  and repurchase agreements        715.5       10.2    5.80      561.9        8.4    6.02         1.8       2.2      (0.4)
Other repurchase agreements
   and borrowings                  438.7        6.3    5.83      402.2        6.1    6.14         0.2       0.5      (0.3)
                                --------  ---------           --------  ---------           ----------  --------  --------
 Total interest-
   bearing liabilities          $3,579.7       42.1    4.77%  $3,264.6       39.5    4.87%        2.6       4.2      (1.6)
                                ========  ---------           ========  ---------           ----------  --------  --------

Net interest income                       $    32.2                     $    31.7           $     0.5   $  (2.1)  $   2.6
                                          =========                     =========           ==========  ========  ========

Excess of interest-earning
  assets over interest-bearing
  liabilities                   $  155.2                      $  365.0

RATIOS:
Interest rate spread                                   3.19%                         2.98%
Net interest margin                                    3.45                          3.50

RCSB's first quarter provision for loan losses was $4.0 million in 1997, compared to $2.7 million in 1996. The higher provision in 1997 was primarily due to growth in automobile loan originations and increased charge-offs in the auto loan portfolio, which is $195.3 million larger than in February 1996.
Nationwide trends in the collection of consumer loans have affected the Company's automobile loan portfolio, resulting in somewhat higher delinquencies and charge-offs. The adequacy of the Company's loan loss allowance is evaluated quarterly with consideration given to the status of particular loans, the risk characteristics of each loan portfolio, historical charge-offs and recoveries, the regulatory environment, current appraisals and economic and market conditions. RCSB's allowance for loan losses totaled $28.2 million at February 28, 1997 and November 30, 1996, representing 104.9% and 116.7%, respectively, of nonperforming loans.

Mortgage banking noninterest income increased 55.8% to $16.0 million in the first quarter of 1997, from $10.2 million in 1996. The increase resulted from several favorable trends and transactions: a gain on the sale of servicing rights, increased revenue from servicing mortgage loans and improved results from selling mortgage loans originated for sale. The February 1997 sale of rights to service $1.1 billion of residential mortgage loans produced a gain of $3.6 million. American Home Funding, Inc. (AHF), RCSB's mortgage banking subsidiary, also held, on average, a larger portfolio of servicing than in the first quarter of 1996 and earned a greater amount of servicing fee income. Furthermore, the market for originating residential mortgage loans was more favorable with respect to pricing in the 1997 quarter, resulting in improved financial results from the sale of loans. The volume of loans originated for sale decreased 2% from the year-ago quarter to $322.0 million in 1997. The subsidiary's portfolio of loans serviced for others totaled $8.3 billion at February 28, 1997, compared to $8.5 billion at February 29, 1996.

RCSB's retail banking unit, Rochester Community Savings Bank, generated noninterest income of $1.8 million in the first quarter of 1997, compared to $2.4 million in 1996. Earnings in this category represent fees and service charges collected for various deposit-related activities and revenues from the bank's insurance sales operation. Prior to September 1996, retail banking noninterest revenues also included commissions from securities brokerage activities. Deposit related fees and service charges rose by $0.2 million in 1997 due to the Company's continued expansion in the Buffalo, New York market. One branch office was opened during the first quarter of 1997, bringing the total number of RCSB branches in Buffalo to 15. The decrease in total retail banking noninterest revenue relates to the September 1996 transfer of securities brokerage activities to an independent third party which offers securities products and services through RCSB's retail banking offices. RCSB no longer receives commission revenues from securities activities but is reimbursed by the independent securities firm for its use of the bank's facilities.

Operating expenses were $30.2 million in the first quarter of 1997 compared to $27.2 million in the prior year. The increase was primarily attributable to the expansion of AHF's loan origination network and expenses associated with higher loan origination and servicing volumes at ACSI. Costs associated with recently opened retail banking branches and various information technology enhancement projects also contributed to the rise in operating expenses.

While still slightly below a normal rate of income taxes for RCSB, the Company's effective tax rate increased to 39.0% in the first quarter of 1997 from 35.0% in 1996. Reductions in RCSB's deferred tax valuation allowance during both years accounted for most of the difference from normal rates..

FINANCIAL  CONDITION
--------------------

At February 28, 1997, RCSB's total assets were $4.03 billion, compared to $4.01 billion at November 30, 1996. Loans totaled $2.02 billion at the end of the first 1997 quarter and at November 30, 1996. Growth in the automobile loan portfolio, which increased to $1.06 billion at February 28, 1997 from $994.8 million at the end of the 1996 fiscal year, was offset by a decrease in residential mortgage loans, including those held for sale.

Securities held to maturity declined slightly to $1.61 billion at February 28, 1997, compared to $1.64 billion at November 30, 1996. Deposits of $2.37 billion at February 28, 1997 were unchanged from November 30, 1996. Federal Home Loan Bank borrowings, repurchase agreements and other borrowings totaled $1.15 billion at February 28, 1997, compared to $1.11 billion at November 30, 1996.

At February 28, 1997, the Company's portfolios are liability sensitive to interest rate changes in the one-year timeframe to the extent of 11.1% of total assets. The one-year gap was liability sensitive to the extent of 6.9% of assets at November 30, 1996. Shareholders' equity totaled $316.4 million or $21.36 per common share at February 28, 1997, compared to $323.9 million or $21.12 per common share at November 30, 1996. The decrease in shareholders' equity resulted from ongoing purchases of RCSB common stock. Under the most recent stock repurchase program, RCSB's Board of Directors authorized the acquisition of up to 1.5 million common shares. As of February 28, 1997, 0.6 million common shares had been purchased at a cost of $17.2 million, and through March 31, 1997, an aggregate of 0.9 million shares have been acquired for $28.9 million.

In accordance with requirements of the FDIC and the New York State Banking Department, the Company's subsidiary, Rochester Community Savings Bank and its subsidiaries (collectively, the Bank), must meet certain measures of capital adequacy with respect to leverage and risk-based capital. At December 31, 1996, the most recent FDIC reporting date, the Bank's capital ratios were in excess of required levels.

On March 26, 1997, the Board of Directors declared a cash dividend of $0.15 per common share, payable May 1, 1997 to shareholders of record on April 15, 1997.

In late March 1997, the Company began supplying information to parties who may have an interest in purchasing certain identified commercial mortgage loans currently in RCSB's portfolio. The identified loans have unpaid balances totaling approximately $41.0 million. Potential buyers are being instructed to submit bids in early May 1997 which may be accepted, rejected or countered by RCSB at its sole discretion. While the outcome of any potential sale of the offered loans is not determinable at this time, the Company believes that its allowance for loan losses is sufficient to absorb any loss that may result.

Allowance  for  Loan  Losses  and  Nonperforming  Assets
--------------------------------------------------------

The determination of the allowance for loan losses is based on ongoing analyses of the loan portfolio and reflects an amount which, in management's judgment, is adequate to provide for potential losses. While management used all currently available information to determine the adequacy of the allowance, future additions may be necessary based on changes in economic and market conditions, possible changes in strategies for resolving problem loans and specific borrower situations. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Company's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available at the time of their examinations. RCSB's allowance for loan losses at February 28, 1997 equaled 104.9% of nonperforming loans, which exceeded the average of approximately 72% for all publicly-held thrifts as of December 31, 1996, the most recent date for which such information is available. Activity in RCSB's loan loss allowance during the first three months of 1997 and 1996 is presented below.


                          ALLOWANCE FOR LOAN LOSSES
                            ( dollars in millions)

                                                     Three Months Ended
                                               FEBRUARY 28,        February 29,
                                                   1997               1996
                                               -----------       -------------


Beginning balance                                   $ 28.2              $26.1

Provision for loan losses                              4.0                2.7
Loan charge offs                                      (5.0)              (4.0)
 Loan recoveries                                       1.0                1.2
                                               -----------       -------------
Ending balance                                      $ 28.2              $26.0
                                               ===========       =============


Allowance as percent of:
     Nonperforming loans                             104.9%              91.0%
     Nonperforming assets                             88.3%              76.6%
      Total loans                                     1.38%              1.27%


The Company's nonperforming asset disclosures include nonaccrual loans, loans past due 90 days and accruing, restructured loans and other real estate. Total nonperforming assets at February 28, 1997 were $32.0 million compared to $30.4 million at November 30, 1996. The $1.6 million increase in nonperforming assets in the first three months of 1997 reflects growth in RCSB's automobile loan portfolio and a continued slowing noted nationally in the repayment of consumer debt. The following table summarizes nonperforming assets as of the end of the first quarter and the prior fiscal year.



                             NONPERFORMING ASSETS
                             (dollars in millions)

                                               FEBRUARY 28,       November 30,
                                                   1997               1996
                                               -----------        ------------



Nonaccrual loans                                     $21.4              $19.6
Loans past due 90 days and accruing                    5.5                4.6
                                               -----------        ------------
Total nonperforming loans                             26.9               24.2
 Other real estate, net of allowances                  5.1                6.2
                                               -----------        ------------
  Total nonperforming assets                         $32.0              $30.4
                                               ===========       =============
Nonperforming loans as percent of
  total loans                                         1.31%              1.18%

Nonperforming assets as percent of
  total assets                                        0.79%              0.76%


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




      April 14, 1997                         /s/ Leonard S. Simon
     ----------------                        --------------------
         Date                                Leonard S. Simon
                                             Chairman of the Board, President
                                             and Chief Executive Officer



      April 11, 1997                         /s/ Paul R. Wuest
     ----------------                        -----------------
         Date                                Paul R. Wuest
                                             Senior Vice President and
                                             Chief Financial Officer