Form 10-Q
period 1997-05-31
RCSB FINANCIAL INC
filed 1997-07-15
CIK 840068

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549


                                  FORM 10-Q


          [  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended: May 31, 1997

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


                               (716) 423-7270
             (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES X     NO
                                                   ---      ---

Number of shares of common stock outstanding on June 30, 1996: 14,693,163
                                                               ----------

                    RCSB FINANCIAL, INC. AND SUBSIDIARIES

                                  FORM 10-Q

                            For the Quarter Ended
                                 May 31, 1997

                                    INDEX



                                                                         Page
                                                                         ----

PART I -    FINANCIAL INFORMATION

ITEM 1 -    FINANCIAL STATEMENTS

            Consolidated Balance Sheets as of
            May 31, 1997 and November 30, 1996                              3

            Consolidated Statements of Income for the three and six
            months ended May 31, 1997 and 1996                              4

            Consolidated Statements of Changes in Shareholders' Equity
            for the three and six months ended May 31, 1997 and 1996        5

            Consolidated Statements of Cash Flows for the six months
            ended May 31, 1997 and 1996                                     6

            Notes to Consolidated Financial Statements                      8

ITEM 2 -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS                                      12

PART II -   OTHER INFORMATION

ITEM 4 -    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            23

ITEM 6 -    EXHIBITS AND REPORTS ON FORM 8-K                               24

SIGNATURES                                                                 25



                            RCSB FINANCIAL, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                         (Unaudited)
                                         (thousands)


                                                                   MAY 31,       November 30,
                                                                    1997             1996
                                                               ---------------  --------------
ASSETS
Cash and due from banks                                        $       75,916   $      56,639
Interest-bearing deposits in banks                                      3,767           7,654
Securities available for sale, at fair value (amortized cost
  $20,486 in 1997 and $21,093 in 1996)                                 18,171          18,797
Securities held to maturity, at amortized cost (fair value
  $1,524,609 in 1997 and $1,634,422 in 1996)                        1,544,612       1,639,021
Loans receivable:
  Residential mortgage                                                705,853         763,112
  Automobile                                                        1,241,943         994,749
  Commercial mortgage                                                  12,739          55,229
  Consumer and other                                                   92,740          85,334
  Residential mortgage held for sale                                  169,769         150,437
                                                               ---------------  --------------
     Total loans receivable                                         2,223,044       2,048,861
  Allowance for loan losses                                           (26,337)        (28,190)
                                                               ---------------  --------------
     Net loans receivable                                           2,196,707       2,020,671

Premises and equipment                                                 39,528          39,583
Federal Home Loan Bank stock                                           41,568          34,650
Loan servicing assets                                                  93,206         118,442
Other real estate                                                       6,111           6,212
Other assets                                                           84,781          72,648
                                                               ---------------  --------------

       Total assets                                            $    4,104,367   $   4,014,317
                                                               ===============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits                                                       $    2,342,879   $   2,368,650
Federal Home Loan Bank:
  Repurchase agreements                                               695,193         390,571
  Other borrowings                                                    112,150         232,450
Other repurchase agreements and borrowings                            418,754         484,834
Mortgagors' deposits under escrow agreements                           92,061          66,205
Other liabilities                                                     130,753         147,744
                                                               ---------------  --------------

       Total liabilities                                            3,791,790       3,690,454
                                                               ---------------  --------------

Commitments and contingent liabilities
SHAREHOLDERS' EQUITY:
  Common stock, at par value                                           15,538          15,388
  Paid-in capital in excess of par value                              161,024         159,485
  Surplus fund                                                         51,070          51,070
  Undivided profits                                                   120,415         106,910
  Loans to employee stock plan                                         (2,805)         (3,180)
  Net unrealized holding loss on securities, net of taxes              (3,753)         (4,159)
  Treasury stock, at cost (947 and 57 shares in
     1997 and 1996, respectively)                                     (28,912)         (1,651)
                                                               ---------------  --------------

       Total shareholders' equity                                     312,577         323,863
                                                               ---------------  --------------

       Total liabilities and shareholders' equity              $    4,104,367   $   4,014,317
                                                               ===============  ==============




                                         RCSB FINANCIAL, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF INCOME
                                                      (Unaudited)
                                         (thousands, except per share amounts)


                                                        Three Months Ended        Six Months Ended
                                                               May 31,                 May 31,
                                                        1997          1996         1997        1996
                                                     -----------  -----------  -----------  -----------

 Interest income:
  Interest and fees on loans                         $    47,645   $   44,348  $    92,581   $   87,948
  Interest on mortgage-backed and other securities        28,382       30,098       57,651       57,525
  Other interest income                                      131           67          222          263
                                                     -----------  -----------  -----------  -----------

        Total interest income                             76,158       74,513      150,454      145,736
                                                     -----------  -----------  -----------  -----------

Interest expense:
  Interest on deposits                                    26,024       25,103       51,558       50,056
  Interest on FHLB borrowings and
    repurchase agreements                                 10,200        9,944       20,424       18,350
  Interest on other repurchase agreements
    and borrowings                                         6,562        6,457       12,870       12,598
                                                     -----------  -----------  -----------  -----------

         Total interest expense                           42,786       41,504       84,852       81,004
                                                     -----------  -----------  -----------  -----------

Net interest income                                       33,372       33,009       65,602       64,732
  Provision for loan losses                                4,092        3,478        8,092        6,220
                                                     -----------  -----------  -----------  -----------

Net interest income after
  provision for loan losses                               29,280       29,531       57,510       58,512
                                                     -----------  -----------  -----------  -----------

Noninterest income:
  Mortgage banking                                        13,938       12,131       29,917       22,389
  Retail banking                                           2,092        2,711        3,871        5,075
  Automobile loan banking                                     62        1,116          113        1,585
  Net securities sale gains                                    -          995           85          995
  Other                                                     (302)          29         (296)          66
                                                     -----------  -----------  ------------  ----------
  Total noninterest income                                15,790       16,982       33,690       30,110
                                                     -----------  -----------  ------------  ----------

Operating expenses:
  Salaries, commissions and benefits                      20,010       18,633       38,563       34,318
  Occupancy                                                5,451        5,236       10,681       10,147
  Marketing                                                  980        1,047        1,667        1,226
  Other                                                    6,061        7,007       11,832       13,441
                                                     -----------  -----------  -----------  -----------

        Total operating expenses                          32,502       31,923       62,743       59,132
                                                     -----------  -----------  -----------  -----------
Income before income taxes                                12,568       14,590       28,457       29,490
  Provision for income taxes                               4,332        5,106       10,529       10,322
                                                     -----------  -----------  -----------  -----------

Net income                                           $     8,236  $     9,484  $    17,928  $    19,168
                                                     ===========  ===========  ===========  ===========

Net income per common share (fully diluted)          $      0.55  $      0.54  $      1.18  $      1.07
                                                     ===========  ===========  ===========  ===========

Net income applicable to common shares               $     8,236  $     8,176  $    17,928  $    16,552
                                                     ===========  ===========  ===========  ===========

Net income per common share (primary)                $      0.55  $      0.63  $      1.18  $      1.24
                                                     ===========  ===========  ===========  ===========




                                RCSB FINANCIAL, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CHANGES
                                       IN SHAREHOLDERS' EQUITY
                                             (Unaudited)
                                 (thousands, except per share amounts)


                                                                           Three Months Ended
                                                                                 May 31,

                                                                          1997              1996
                                                                    ----------------  ----------------

 Shareholders' equity at beginning of period                        $       316,440   $       371,295

Net income                                                                    8,236             9,484
Repurchase of RCSB common stock                                             (11,683)          (27,890)
Common stock options exercised                                                1,366               990
Dividends declared on preferred stock                                             -            (1,308)
Dividends declared on common stock ($0.15 and
   $0.24 per share in 1997 and 1996, respectively)                           (2,171)           (3,055)
Loan repayments from employee stock plan                                        190               383
Change in net unrealized holding loss on securities, net of taxes               199              (309)
                                                                    ----------------  ----------------

Shareholders' equity at end of period                               $       312,577   $       349,590
                                                                    ================  ================



                                                                            Six Months Ended
                                                                                 May 31,
                                                                           1997             1996
                                                                    ----------------  ----------------

Shareholders' equity at beginning of period                         $       323,863   $       375,927

Net income                                                                   17,928            19,168
Repurchase of RCSB common stock                                             (27,261)          (40,857)
Common stock options exercised                                                1,689             1,826
Dividends declared on preferred stock                                             -            (2,616)
Dividends declared on common stock ($0.30 and
   $0.36 per share in 1997 and 1996, respectively)                           (4,423)           (4,711)
Loan repayments from employee stock plan                                        375               760
Change in net unrealized holding loss on securities, net of taxes               406                93
                                                                    ----------------  ----------------

Shareholders' equity at end of period                               $       312,577   $       349,590
                                                                    ================  ================



                            RCSB FINANCIAL, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)
                                         (thousands)

                                                                         Six Months Ended
                                                                             May 31,
                                                                        1997          1996
                                                                    ------------  ------------

OPERATING ACTIVITIES:
    Net income                                                      $    17,928   $    19,168
    Adjustments to reconcile net income to net
       cash provided (used) by operating activities:
        Provision for loan losses                                         8,092         6,220
        Amortization of loan servicing rights                             6,782         6,779
        Net gains on the sale of loans, securities, loan
          servicing rights and other real estate                         (6,086)         (870)
        Amortization of intangible assets, hedging gains
          or losses, and securities premiums or discounts                 2,455         2,150
        Depreciation and other amortization                               4,057         3,800
        Deferred income tax provision (benefit)                           6,700        (1,500)
        Decrease in allowance for foreclosed real estate                 (1,000)            -
        Increase in mortgage loans held for sale                        (19,332)      (33,621)
        (Increase) decrease in other assets, net                        (20,956)       66,876
        Decrease in accrued expenses                                     (1,034)       (4,795)
        Decrease in loans to employee stock plan                            376           760
                                                                    ------------  ------------

           Net cash provided (used) by operating activities              (2,018)       64,967
                                                                    ------------  ------------

INVESTING ACTIVITIES:
    Decrease in interest-bearing deposits in banks                        3,887         3,267
    Purchases of:
       Securities available for sale                                    (24,685)            -
       Securities held to maturity                                      (25,744)     (358,346)
       Loans                                                                  -           (92)
       Premises and equipment, net                                       (4,002)       (6,897)
       Loan servicing rights, including those on originated loans       (11,465)      (28,379)
    Loan originations:
       Residential mortgage                                              (4,170)       (4,114)
       Automobile                                                      (489,474)     (322,282)
       Other                                                             (7,180)       (8,175)
    Proceeds from sales of:
       Securities available for sale                                     24,707        60,517
       Commercial mortgage loans                                         38,923             -
       Loan servicing rights                                             35,708             -
       Other real estate                                                  5,900         3,019
    Principal repayments on:
       Securities available for sale                                        649         3,114
       Securities held to maturity                                      120,265       139,490
       Loans                                                            292,518       286,941
    Increase in FHLB stock                                               (6,918)            -
                                                                    ------------  ------------

        Net cash used by investing activities                           (51,081)     (231,937)
                                                                    ------------  ------------


                             RCSB FINANCIAL, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)
                                          (thousands)

                                                                          Six Months Ended
                                                                              May 31,
                                                                         1997          1996
                                                                     ------------  ------------
(Continued)

FINANCING ACTIVITIES:
    Increase (decrease) in deposits                                      (25,771)      114,914
    Increase in FHLB borrowings
       and repurchase agreements                                         184,322           700
    Increase (decrease) in other repurchase agreements
       and borrowings                                                    (66,080)      151,252
    Increase in mortgagors' escrow deposits                               25,856        20,250
    Decrease in other liabilities                                        (15,956)      (80,234)
    Net proceeds from exercise of stock options                            1,689         1,826
    Purchase of RCSB common stock                                        (27,261)      (40,857)
    Dividends paid on preferred stock                                          -        (2,616)
     Dividends paid on common stock                                       (4,423)       (3,224)
                                                                     ------------  ------------

        Net cash provided by financing activities                         72,376       162,011
                                                                     ------------  ------------

        Increase (decrease) in cash and cash equivalents                  19,277        (4,959)

 Cash and cash equivalents at beginning of period                         56,639        78,877
                                                                     ------------  ------------

Cash and cash equivalents at end of period                           $    75,916   $    73,918
                                                                     ============  ============



Supplemental cash flow disclosures:
    Cash paid during the period for:
        Interest                                                     $    86,657   $    81,787
        Income taxes                                                       7,440        12,887
    Non-cash activities:
        Additions to other real estate through foreclosure                 4,224         4,446



                    RCSB FINANCIAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)
                                 MAY 31, 1997
                                 (Unaudited)

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

2.     PENDING MERGER WITH CHARTER ONE FINANCIAL, INC.

On May 21, 1997, the Board of Directors of RCSB announced a definitive agreement to merge the Company with Charter One Financial, Inc. in a stock-for-stock exchange. Terms of the agreement call for the tax-free exchange of 0.91 shares of Charter One common stock for each RCSB common share. The merger, which is intended to be accounted for as a pooling of interests, is expected to be completed in the fourth quarter of 1997. Approval to merge is required from banking regulatory authorities and both companies' shareholders. In accordance with the merger agreement, RCSB has agreed to abide by certain covenants regarding operations prior to consummation of the merger. Charter One has announced that after-tax charges in connection with the merger are expected to approximate $50.0 to $60.0 million.

Concurrent with signing the definitive merger agreement, Charter One was granted an option to purchase, under certain circumstances, 2.9 million RCSB common shares at $37.50 per share. Circumstances rendering the option exercisable generally include (a) actions by RCSB designed to result in a merger with or sale of significant assets to a third party, (b) the acquisition of 20% or more of RCSB's common stock by a third party, (c) withdrawal by RCSB's Board of Directors of the recommendation to merge with Charter One or (d) failure of RCSB's shareholders to approve the Charter One merger. The option agreement carries certain other features applicable under indicated circumstances, such as the requirement that RCSB repurchase the unexercised portion of the option and securities purchased by Charter One pursuant to the option at a specified price.

3.     ACCOUNTING CHANGES

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

RCSB adopted the disclosure requirements of FASB Statement No. 123 entitled "Accounting for Stock-Based Compensation" effective December 1, 1996. Related disclosures will be included in the Company's financial statements for the full year ending November 30, 1997. Statement 123 permits, but does not require, companies to use a fair-value-based method of accounting for stock-based compensation plans including stock options and stock appreciation rights. Under the fair value method, compensation cost is measured as of the date stock awards are granted based on the value of the awards, and expense is generally recognized over the vesting period. Companies such as RCSB that elect to continue using the intrinsic-value-based method under Accounting Principles Board (APB) Opinion No. 25, are required to provide pro forma disclosures of net income and net income per share in annual financial statements to show the effect of applying the fair-value-based method. Under the intrinsic method, compensation cost is the excess, if any, of the market price of the stock as of the grant date over the amount employees must pay to acquire the stock or over the price established for determining appreciation. Under RCSB's compensation policies, there is no such excess on the dates of grant.

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

4.     CERTAIN COMMON STOCK TRANSACTIONS

Commencing  in  October  1996,  RCSB's  Board  of  Directors   authorized  the
repurchase of up to 1.5 million shares of the Company's common stock. Repurchases had been terminated as a result of the pending merger with Charter One Financial, Inc. Prior to such termination, 947,100 shares had been repurchased at a cost of $28.9 million.

On June 25, 1997, the Board of Directors declared a cash dividend of $0.15 per common share, payable August 1, 1997 to shareholders of record on July 15, 1997.

5.     NET INCOME PER SHARE

Primary net income per common share amounts for the three and six months ended May 31, 1997 and 1996 were computed by dividing net income, reduced by preferred stock dividends in 1996, by the weighted average number of common shares and, in 1997, common stock equivalents outstanding during the periods. The weighted average number of common shares utilized in the calculation totaled 14,941,966 and 12,921,063 for the three months ended May 31, 1997 and 1996, respectively, and 15,182,961 and 13,324,966 for the six months ended May 31, 1997 and 1996, respectively. The 1997 second quarter and six-month amounts included common stock equivalents totaling 404,469 and 411,787, respectively, relating to outstanding stock options.

Fully diluted net income per common share for the three and six months ended May 31, 1997 was computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. For the 1996 periods, net income was divided by the sum of the weighted average number of common shares outstanding and the common shares issuable if all outstanding preferred shares were converted to common at the beginning of the period. The weighted average number of common shares utilized totaled 14,998,306 and 17,590,969 for the three months ended May 31, 1997 and 1996, respectively, and 15,248,258 and 17,994,894 for the six months ended May 31, 1997 and 1996, respectively. Common stock equivalents of 460,809 and 477,084, respectively, were included in the 1997 second quarter and six-month amounts. There were no materially dilutive common stock equivalents in 1996.

6.     RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the FASB issued Statement No. 128 entitled "Earnings per Share." The statement revises standards for computing and presenting net income per share by (a) replacing primary net income per share with basic net income per share, (b) requiring dual presentation of basic and diluted net income per share for entities with complex capital structures and (c) requiring a reconciliation of the basic net income per share computation with diluted net income per share. Basic net income per share is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period, without considering the dilutive effect of potentially issuable common shares. Diluted net income per share includes the effect of potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common shares. This statement is effective beginning in RCSB's 1998 fiscal year, and all prior earnings per share data will be restated at the time of adoption. Under the provisions of Statement 128, earnings per share for the periods ending May 31, 1997 would be as follows.


                               May 31, 1997
                               ------------
                      Three Months   Six Months
                             Ended        Ended
                            ------       ------

Basic earnings per share    $ 0.57       $ 1.21
Diluted earnings per share    0.55         1.18

In June 1997, the FASB issued Statement No. 130 entitled "Reporting Comprehensive Income." The statement establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The impact of adopting Statement 130, which is effective for RCSB's 1999 fiscal year, has not been determined.

In June 1997, the FASB also issued Statement No. 131 entitled "Disclosures about Segments of an Enterprise and Related Information." The statement requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. Statement 131 is effective for RCSB's 1998 fiscal year. At the present time, the effect of adopting the statement has not been determined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

RCSB Financial, Inc. and subsidiaries earned net income of $8.2 million or $.55 per fully diluted share for the three months ended May 31, 1997, compared to $9.5 million or $.54 per share in the second quarter of 1996. For the first six months of 1997, RCSB's net income totaled $17.9 million or $1.18 per share compared to $19.2 million or $1.07 per share in 1996. Earnings per fully diluted share in the 1997 second quarter and six-month periods increased by 1.9% and 10.3%, respectively. Common stock repurchases during 1996 and 1997 favorably affected earnings per share while resulting in incremental interest expense. RCSB's earnings in the three and six month periods were affected by higher stock-based compensation costs attributable to the recently announced merger and the attendant increase in market price of the Company's common stock.

Earnings in the second quarter were also influenced by a higher loan loss provision and greater operating expenses relating to the expansion of RCSB's lending networks. Partially offsetting the higher level of expenditures was a rise in mortgage banking revenues generated by a $2.2 million gain on the sale of mortgage servicing rights.

On May 21, 1997, the Board of Directors of RCSB announced a definitive agreement to merge the Company with Charter One Financial, Inc. in a stock-for-stock exchange. Terms of the agreement call for the tax-free exchange of 0.91 shares of Charter One common stock for each RCSB common share. The merger, which is intended to be accounted for as a pooling of interests, is expected to be completed in the fourth quarter of 1997. Approval to merge is required from banking regulatory authorities and both companies' shareholders. In accordance with the merger agreement, RCSB has agreed to abide by certain covenants regarding operations prior to consummation of the merger. Charter One has announced that after-tax charges in connection with the merger are expected to approximate $50.0 to $60.0 million.

Concurrent with signing the definitive merger agreement, Charter One was granted an option to purchase, under certain circumstances, 2.9 million RCSB common shares at $37.50 per share. Circumstances rendering the option exercisable generally include (a) actions by RCSB designed to result in a merger with or sale of significant assets to a third party, (b) the acquisition of 20% or more of RCSB's common stock by a third party, (c) withdrawal by RCSB's Board of Directors of the recommendation to merge with Charter One or (d) failure of RCSB's shareholders to approve the Charter One merger. The option agreement carries certain other features applicable under indicated circumstances, such as the requirement that RCSB repurchase the unexercised portion of the option and securities purchased by Charter One pursuant to the option at a specified price.

Second Quarter Review

Net interest income grew by 1.1% to $33.4 million in the second quarter of 1997 from $33.0 million in 1996. A 27.9% increase in average automobile loan outstandings, combined with a widening of the average spread between interest rates on RCSB's asset and liability portfolios, produced greater amounts of net interest income. Loan growth was funded by higher levels of customer deposits and repayments received on the Company's portfolio of mortgage-backed securities. Net interest income was also affected by interest expense on borrowings utilized by RCSB to repurchase common stock.

Automobile loan originations rose 74.0% to $315.2 million in the second quarter of 1997 from $181.1 million in 1996. Higher originations were achieved both in existing markets and by entering new markets. In December 1996, American Credit Services, Inc. (ACSI), the Company's automobile lending subsidiary, expanded into the mid-Atlantic market with the opening of a regional office in Baltimore, Maryland. Opportunities for expansion are considered by ACSI on an ongoing basis.

The growth in RCSB's overall interest rate spread to 3.43% in 1997 from 3.25% in 1996 resulted from a 0.18% increase in the average yield on interest-earning assets without any increase in the average rate on interest-bearing liabilities. Relatively stable interest rates during the past year coupled with an increase in the portion of RCSB's assets invested in automobile loans have resulted in the Company's greater overall spread. Automobile loans, which have carried wider spreads over the cost of funds than residential mortgage-related assets, totaled 31.5% of average interest-earning assets in the second quarter of 1997, up from 24.6% in 1996. Net interest margin, which is influenced by the overall interest rate spread and the relationship of interest-earning asset volumes to interest-bearing liabilities, rose to 3.56% in 1997 from 3.52% in 1996.

The following table presents information for the second quarter of 1997 and 1996 regarding interest yields and rates, average earning asset and liability volumes, and the allocation of interest variations between amounts caused by volumes and amounts attributable to rates. No tax equivalent adjustments have been made for minor amounts of tax-exempt income earned by RCSB.



                         AVERAGE BALANCES, YIELDS AND RATES AND CHANGES IN INTEREST INCOME AND EXPENSE
                                                    (dollars in thousands)

                                                       Three Months Ended
                                 --------------------------------------------------------------
                                          MAY 31, 1997                     May 31, 1996
                                 --------------------------------------------------------------
                                                                                                   Change
                                  Average               Yield/    Average               Yield/       in       Change due to
                                  Balance    Interest    Rate     Balance    Interest    Rate     Interest    Volume     Rate
                                 ----------  ---------  -------  ----------  ---------  -------  ----------  --------  --------

INTEREST-EARNING
 ASSETS:
 Federal funds and
   interest-bearing  deposits    $    3,952  $     131   13.26%  $   13,064  $      67    2.05%  $      64   $   (76)  $   140
 Mortgage-backed and
  other securities                1,642,975     28,382    6.91    1,723,727     30,098    6.98      (1,716)   (1,398)     (318)
 Loans receivable, net            2,099,360     47,645    9.08    2,013,599     44,348    8.81       3,297     1,922     1,375
                                 ----------  ---------           ----------  ---------           ----------  --------  --------
  Total interest-
    earning assets               $3,746,287     76,158    8.13   $3,750,390     74,513    7.95       1,645       448     1,197
                                 ==========  ---------           ==========  ---------           ----------  --------  --------

INTEREST-BEARING
 LIABILITIES:
 Transaction, money market
  and savings deposits           $1,096,462      6,577    2.38   $1,057,130      6,195    2.33         382       234       148
 Term deposits                    1,357,972     19,447    5.68    1,309,334     18,908    5.74         539       696      (157)
                                 ----------  ---------           ----------  ---------           ----------  --------  --------
   Total deposits                 2,454,434     26,024    4.21    2,366,464     25,103    4.22         921       930        (9)

 FHLB borrowings
   and repurchase agreements        702,131     10,200    5.76      692,364      9,944    5.71         256       141       115
 Other repurchase agreements
   and borrowings                   456,343      6,562    5.70      456,417      6,457    5.63         105        (1)      106
                                 ----------  ---------           ----------  ---------           ----------  --------  --------
  Total interest-
    bearing liabilities          $3,612,908     42,786    4.70%  $3,515,245     41,504    4.70%      1,282     1,070       212
                                 ==========  ---------           ==========  ---------           ----------  --------  --------

 Net interest income                         $  33,372                       $  33,009           $     363   $  (622)  $   985
                                             =========                       =========           ==========  ========  ========

Excess of interest-earning
   assets over interest-bearing
   liabilities                   $  133,379                      $  235,145

RATIOS:
 Interest rate spread                                     3.43%                           3.25%
 Net interest margin                                      3.56                            3.52




RCSB's provision for loan losses was $4.1 million in the second quarter of 1997, compared to $3.5 million in the prior year. The increased provision in 1997 was primarily due to growth in the automobile loan portfolio resulting from higher volumes of loan originations in the quarter, and higher levels of auto loan charge offs. Nationwide trends in the collection of consumer loans have affected the Company's automobile loan portfolio, resulting in somewhat higher delinquencies and charge offs compared with the year ago period. Delinquency trends in the Company's automobile loan portfolio have improved, however, since the first quarter of 1997.

Also affecting the loan loss allowance in the second quarter was the sale of a significant portion of RCSB's remaining commercial loan portfolio. In May 1997, the Company sold $41.3 million of performing commercial mortgage loans for a loss of $0.3 million, after deducting $2.0 million of allocated allowances from carrying value. At May 31, 1997, RCSB allocated $18.9 million of its allowance for loan losses to automobile loans and $1.6 million to commercial loans, representing 1.52% and 12.70%, respectively, of the outstanding loan portfolios.

The adequacy of the Company's loan loss allowance is evaluated quarterly with consideration given to the status of particular loans, the general risk characteristics of the loan portfolio, historical charge-offs and recoveries, the regulatory environment, current appraisals and economic and market conditions. As of May 31, 1997, RCSB's allowance for loan losses totaled $26.3 million or 104.2% of nonperforming loans, compared to $28.2 million or 116.7% of nonperforming loans at November 30, 1996. The average for all publicly-held thrift institutions was approximately 72% as of December 31, 1996.

Mortgage banking noninterest income totaled $13.9 million in the second quarter of 1997, compared to $12.1 million in 1996. The increase resulted from a pretax gain of $2.2 million generated by the sale of servicing on $838.3 million of residential mortgage loans, partially offset by lower revenue from the sales of loans originated for sale. Residential mortgage loan originations at American Home Funding, Inc. (AHF), RCSB's mortgage banking subsidiary, were $419.0 million during the second quarter, slightly lower than $421.6 million in the prior year. AHF's portfolio of loans serviced for others declined to $7.6 billion at May 31, 1997, compared to $9.0 billion at November 30, 1996 and $9.4 billion at May 31, 1996.

RCSB's retail banking unit, Rochester Community Savings Bank, generated noninterest income of $2.1 million in the second quarter of 1997, compared to $2.7 million in 1996. The decrease in revenue relates to the September 1996 transfer of securities brokerage activities to an independent third party which offers securities products and services through RCSB's retail banking offices. Earnings in this category represent fees and service charges collected for various deposit-related activities, revenues from the bank's insurance sales operation and prior to September 1996, commissions from securities brokerage activities. Deposit-related fees and service charges rose by $0.2 million in the 1997 quarter due to the Company's continued expansion in the Buffalo, New York market. One branch office was opened during the first quarter of 1997, and in June 1997, RCSB opened two additional offices bringing the total number in Buffalo to 17. Revenues from insurance sales activities increased by $0.2 million in 1997 due to greater sales of fixed annuity products.

Automobile loan banking noninterest income was less than $0.1 million for the second quarter of 1997, compared to $1.1 million in 1996. While ACSI earned loan servicing fees in 1996 from securitized automobile loans owned by others, the securities matured in 1996.

There were no gains or losses from securities sales in the 1997 second quarter compared to $1.0 million in 1996. RCSB sold $59.5 million of mortgage-backed securities from the available-for-sale portfolio in 1996 in response to interest rate-related market opportunities.

Operating expenses in the second quarter of 1997 were $32.5 million compared to $31.9 million in the prior year. The increase was primarily attributable to higher expenses associated with the expansion of lending networks at AHF and ACSI and incremental accruals for stock-based compensation costs resulting from a 21.7% increase in RCSB's stock price in the 1997 quarter. These expenses were partially offset by a reduction in the cost of carrying foreclosed real estate.

The Company's effective tax rate was 34.5% in the second quarter of 1997, compared to 35.0% in 1996. Reductions in RCSB's deferred tax valuation allowance during both years were the largest factors accounting for the difference from normal rates of approximately 41.0%.

Six Month Review

For  the  first  six  months  of  1997,  RCSB's  net interest income was $65.6 million, compared to $64.7 million in the prior year. The increase was largely due to a 25.5% rise in average automobile loans outstanding and a wider average interest rate spread. Automobile loan originations for the first six months of 1997 totaled $489.5 million, up 51.9% from the prior year. RCSB's interest rate spread climbed to 3.31% in 1997 from 3.12% in 1996, primarily due to a widening of general marketplace spreads between short-term and intermediate-term interest rates and an increase in the percentage of RCSB's assets invested in automobile loans. Net interest margin was 3.51% in both 1997 and 1996.

The following table presents information regarding interest yields and rates, average earning asset and liability volumes, and the allocation of interest variations between amounts caused by volumes and amounts attributable to rates for the six months ended May 31, 1997 and 1996. No tax equivalent adjustments have been made for minor amounts of tax-exempt income earned by RCSB.


                         AVERAGE BALANCES, YIELDS AND RATES AND CHANGES IN INTEREST INCOME AND EXPENSE
                                                    (dollars in thousands)

                                                        Six Months Ended
                                 --------------------------------------------------------------
                                           MAY 31, 1997                    May 31, 1996
                                 --------------------------------------------------------------
                                                                                                   Change
                                  Average               Yield/    Average               Yield/       in        Change due to
                                  Balance    Interest    Rate     Balance    Interest    Rate     Interest    Volume     Rate
                                 ----------  ---------  -------  ----------  ---------  -------  ----------  --------  --------

INTEREST-EARNING
 ASSETS:
 Federal funds and
   interest-bearing  deposits    $    5,974  $     222    7.43%  $   13,571  $     263    3.88%  $     (41)  $  (198)  $   157
 Mortgage-backed and
  other securities                1,674,658     57,651    6.89    1,686,146     57,525    6.82         126      (393)      519
 Loans receivable, net            2,060,013     92,581    8.99    1,990,589     87,948    8.84       4,633     3,103     1,530
                                 ----------  ---------           ----------  ---------           ----------  --------  --------
  Total interest-
    earning assets               $3,740,645    150,454    8.04   $3,690,306    145,736    7.90       4,718     2,512     2,206
                                 ==========  ---------           ==========  ---------           ----------  --------  --------

INTEREST-BEARING
 LIABILITIES:
 Transaction, money market
  and savings deposits           $1,076,962     12,949    2.41   $1,035,454     12,163    2.35         786       493       293
 Term deposits                    1,363,179     38,609    5.68    1,298,199     37,893    5.84         716     1,853    (1,137)
                                 ----------  ---------           ----------  ---------           ----------  --------  --------
    Total deposits                2,440,141     51,558    4.24    2,333,653     50,056    4.29       1,502     2,346      (844)

 FHLB borrowings
   and repurchase agreements        708,706     20,424    5.78      627,520     18,350    5.85       2,074     2,336      (262)
  Other repurchase agreements
   and borrowings                   447,621     12,870    5.77      429,458     12,598    5.87         272       523      (251)
                                 ----------  ---------           ----------  ---------           ----------  --------  --------
  Total interest-
     bearing liabilities         $3,596,468     84,852    4.73%  $3,390,631     81,004    4.78%      3,848     5,205    (1,357)
                                 ==========  ---------           ==========  ---------           ----------  --------  --------

Net interest income                          $  65,602                       $  64,732           $     870   $(2,693)  $ 3,563
                                             =========                       =========           ==========  ========  ========

 Excess of interest-earning
   assets over interest-bearing
   liabilities                   $  144,177                      $  299,675

RATIOS:
 Interest rate spread                                     3.31%                           3.12%
 Net interest margin                                      3.51                            3.51



RCSB's provision for loan losses totaled $8.1 million in the first six months of 1997 compared to $6.2 million in 1996. Growth in the automobile loan portfolio and higher charge off levels produced a corresponding requirement for greater loan loss provisions. Partially offsetting the increase in automobile loan provisions was a decrease in requirements for commercial mortgage allowances due to the reduced size of the portfolio.

Mortgage banking noninterest income was $29.9 million in 1997 up 33.6% from $22.4 million in the prior year. The increase is primarily attributable to two sales of servicing on residential mortgage loans which produced pretax gains totaling $5.8 million. Residential mortgage originations at AHF totaled $741.0 million during the first six months of 1997, compared to $748.8 million in 1996.

Retail banking fees and service charges earned for various deposit-related activities grew by $0.4 million in the first six months of 1997. The overall decline in retail banking noninterest income resulted from the late 1996 transfer of RCSB's securities brokerage business to an independent third party. In 1997, the Company receives expense reimbursements from the independent third party which operates in RCSB's banking offices.

Operating expenses incurred during the first six months of 1997 were $62.7 million compared to $59.1 million in the prior year. Higher expenses at AHF and ACSI, resulting from the expansion of loan origination networks, and costs associated with stock-based compensation were partially offset by a decline in other real estate expenses.

The Company's effective tax rate was 37% in 1997 compared to 35% in 1996, reflecting reductions in the deferred tax valuation allowance during both years.


FINANCIAL CONDITION

At May 31, 1997, RCSB's total assets were $4.10 billion compared to $4.01 billion at November 30, 1996. Loans at the end of the 1997 second quarter totaled $2.20 billion compared to $2.02 billion at November 30, 1996. Growth in the automobile loan portfolio, which increased to $1.24 billion at May 31, 1997 from $994.7 million at the end of the 1996 fiscal year, was partially offset by a decrease in residential mortgage loans and the sale of commercial mortgage loans.

Securities held to maturity declined to $1.54 billion at May 31, 1997, compared to $1.64 billion at November 30, 1996. Deposits of $2.34 billion at May 31, 1997 decreased from $2.37 billion at November 30, 1996. Federal Home Loan Bank borrowings, repurchase agreements and other borrowings totaled $1.23 billion at May 31, 1997, compared to $1.11 billion at November 30, 1996.

At May 31, 1997, the Company's portfolios are liability sensitive to interest rate changes in the one-year timeframe to the extent of 10.1% of total assets. The one-year gap was liability sensitive to the extent of 6.9% of assets at November 30, 1996. Shareholders' equity totaled $312.6 million or $21.42 per common share at May 31, 1997, compared to $323.9 million or $21.12 per common share at November 30, 1996. The decrease in shareholders' equity resulted from purchases of RCSB's common stock. The Company's stock repurchase program was terminated in view of the pending merger with Charter One Financial, Inc. A total of 0.9 million treasury shares with a cost of $28.9 million were held by RCSB as of May 31, 1997.

In accordance with requirements of the FDIC and the New York State Banking Department, the Company's subsidiary, Rochester Community Savings Bank and its subsidiaries (collectively, the Bank), must meet certain measures of capital adequacy with respect to leverage and risk-based capital. At March 31, 1997, the most recent FDIC reporting date, the Bank's capital ratios were in excess of required levels as shown in the table below.



                            BANK CAPITAL ADEQUACY
                                March 31, 1997


                                 Actual   Required   Excess
                                 --------------------------


Core (Tier 1) leverage capital     7.25%      4.00%    3.25%

Risk-Based capital:
          Core (Tier 1) capital   10.52       4.00     6.52
          Total capital           11.49       8.00     3.49




On June 30, 1997, the Board of Directors declared a cash dividend of $0.15 per common share, payable August 1, 1997 to shareholders of record on July 15, 1997.

Allowance for Loan Losses and Nonperforming Assets

The determination of the allowance for loan losses is based on ongoing analyses of the loan portfolio and reflects an amount which, in management's judgment, is adequate to provide for potential losses. While management used all currently available information to determine the adequacy of the allowance, future additions may be necessary based on changes in economic and market conditions, possible changes in strategies for resolving problem loans and specific borrower situations. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Company's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available at the time of their examinations. RCSB's allowance for loan losses at May 31, 1997 equaled 104.2% of nonperforming loans, which exceeded the average of approximately 72% for all publicly-held thrifts as of December 31, 1996, the most recent date for which such information is available. Activity in RCSB's loan loss allowance during the first six months of 1997 and 1996 and the allocation of the allowance for loan losses at May 31, 1997 and November 30, 1996 are presented below.


                          ALLOWANCE FOR LOAN LOSSES
                            (dollars in thousands)

                                              Six Months Ended
                                                  May 31,
                                             1997          1996
                                         ------------  ------------

Beginning balance                        $    28,190   $    26,091

Provision for loan losses                      8,092         6,220
Loan charge offs                             (10,191)       (8,090)
Loan recoveries                                2,294         2,646
Allowances allocated to
  commercial mortgage loans sold              (2,048)            -
                                         ------------  ------------
Ending balance                           $    26,337   $    26,867
                                         ============  ============

Annualized net charge-offs as a percent
  of average loans:
     Residential mortgage                       0.23%         0.22%
     Automobile                                 1.17          0.68
     Commercial mortgage                        0.10          2.75
     Consumer and other                         1.19          1.34
                                         ------------  ------------
            Total                               0.76%         0.54%
                                         ============  ============

Allowance as percent of:
     Nonperforming loans                       104.2%        102.7%
     Nonperforming assets                       83.9%         85.5%
     Total loans                                1.18%         1.30%



                   ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
                            (dollars in thousands)


                            MAY 31,         November 30,
                             1997               1996
                      -----------------  -------------------
                                     As                   As
                                Percent              Percent
                                     of                   of
                                Related              Related
                       Amount     Loans    Amount      Loans
                      --------  -------   --------   -------

Residential mortgage  $  4,643     0.53%  $  4,345     0.48%
Automobile              18,865     1.52     11,261     1.13
Commercial mortgage      1,618    12.70     11,190    20.26
Consumer and other       1,211     1.31      1,394     1.63
                      --------  --------  ---------  --------
     Total            $ 26,337     1.18%  $ 28,190     1.38%
                      ========  ========  ========   ========


Following the May 1997 sale of commercial mortgage loans, the Company reallocated a portion of its loan loss allowance from the commercial mortgage loan category to the automobile loan category. RCSB's remaining portfolio of commercial mortgage loans declined to $12.7 million at the end of the 1997 second quarter, compared to $55.2 million as of the prior fiscal year end. The portion of the Company's allowance for loan losses allocated to automobile loans was $18.9 million or 1.52% of the outstanding portfolio at May 31, 1997, while annualized net automobile loan charge offs for the three and six months ending May 31, 1997 totaled 1.07% and 1.17%, respectively, of average loans.

The Company's nonperforming asset disclosures encompass nonaccrual loans, loans past due 90 days and accruing, restructured loans and other real estate.
  Total nonperforming assets at May 31, 1997 were $31.4 million compared to $30.4 million at November 30, 1996. The following table summarizes nonperforming assets as of the end of the second quarter and the prior fiscal year.



                             NONPERFORMING ASSETS
                            (dollars in thousands)

                                         MAY 31,    November 30,
                                          1997          1996
                                      ------------  ------------


Nonaccrual loans                      $    18,968   $    19,545
Loans past due 90 days and accruing         6,313         4,608
                                      ------------  ------------
  Total nonperforming loans                25,281        24,153
Other real estate, net of allowances        6,111         6,212
                                      ------------  ------------
  Total nonperforming assets          $    31,392   $    30,365
                                      ============  ============
 Nonperforming loans as percent of
   total loans                               1.14%         1.18%

 Nonperforming assets as percent of
   total assets                              0.76%         0.76%


                    RCSB FINANCIAL, INC. AND SUBSIDIARIES

                        PART II - OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of RCSB Financial, Inc. was held on April 9, 1997. Of the 14,825,880 shares eligible to vote at the annual meeting, 12,383,500 shares were represented in person or by proxy for the election of directors, approval of the 1997 Long-Term Incentive Plan and appointment of independent auditors. The following is a summary of matters voted upon at the meeting.


                                                  Number of Votes
                                    ---------------------------------------------

                                                               Broker
                                       For      Withheld    Non-Votes
                                    ----------  ---------   ----------

Nominees for Director for Three-
Year Term Expiring in 2000:

   Matthew Augustine                12,257,932    124,400        1,168
   Karen D. Petrou                  12,257,575    124,757        1,168
   Leonard Schutzman                12,257,440    124,892        1,168
   John P. Tierney                  12,258,761    123,571        1,168

                                                                           Broker
                                        For      Against   Abstentions  Non-Votes
                                    ----------  ---------  -----------  ---------

Approval of the Company's 1997
Long-Term Incentive Plan            10,725,368  1,493,532      163,432      1,168

Ratification  of   Appointment  of
KPMG  Peat  Marwick   LLP   as
Independent Auditors                12,276,911     72,856       32,565      1,168

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (A)     Exhibits

          Exhibit
          Number          Document
          -------         --------
          2 Agreement and Plan of Merger and Reorganization dated May 21, 1997, by and among Charter One Financial, Inc., Charter Michigan Bancorp, Inc., Charter One Bank, F.S.B., RCSB Financial, Inc. and Rochester Community Savings Bank

          10 Stock Option Agreement, dated May 21, 1997, between Charter One Financial, Inc. and RCSB Financial, Inc.

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




      July 14, 1997                          /s/ Leonard S. Simon
     ----------------                        --------------------
         Date                                Leonard S. Simon
                                             Chairman of the Board, President
                                             and Chief Executive Officer



      July 14, 1997                          /s/ Paul R. Wuest
     ----------------                        -----------------
         Date                                Paul R. Wuest
                                             Senior Vice President and
                                             Chief Financial Officer

                                EXHIBIT INDEX


     Regulation
     S-K Exhibit
     Number                    Document
     ------                    --------
     2          Agreement and Plan of Merger and Reorganization dated
                May 21, 1997, by and among Charter One Financial, Inc., Charter Michigan Bancorp, Inc., Charter One Bank, F.S.B., RCSB Financial, Inc. and Rochester Community Savings Bank

     10 Stock Option Agreement, dated May 21, 1997, between Charter One Financial, Inc. and RCSB Financial, Inc.

     27         Article 9 Financial Data Schedule